Form 10-Q
period 1997-03-31
QUINTESSENCE OIL CO
filed 1997-11-24
CIK 1018675

             U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[ x ] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

[   ]     Transition report under Section 13 or 15(d) of the
          Exchange Act for the transition period from

                 Commission file number: 0-21811


                     QUINTESSENCE OIL COMPANY
(Exact Name of Small Business Issuer as Specified in Its Charter)

Wyoming                            83-0317306
(State of Incorporation)           (I.R.S. Employer
                            Identification No.)

                       4424 Skylane Avenue
                     Riverton, Wyoming  82501
             (Address of Principal Executive Offices)

                          (307) 856-1577
                       Fax:  (307) 857-6631
         (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes [   ]  No [ x ]
     Not subject to filing requirements until _____________.

               APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 1997, the Issuer had 1,000,000 shares of Common
Stock, par value $0.00001, outstanding.

Transitional Small Business Disclosure Format (check one):

                       Yes [ x ]  No [   ]

                     QUINTESSENCE OIL COMPANY
                      A Wyoming Corporation

INDEX


                                                            Page
Part I - Financial Information:

     Item 1.  Financial Statements

     Balance sheets at March 31, 1997 and December 31, 1996....3

     Statement of income for the three months ended
     March 31, 1997............................................4

     Statements of cash flows for the three months
     ended March 31, 1997......................................5

     Notes to unaudited financial statements.................6-8

     Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations...........................................9

Part II - Other Information:

     Item 4. Submission of Matters to a Vote of
          Shareholders.........................................9

     Item 6.  Exhibits and Reports on Form 8-K.................9

     Signatures...............................................10

                     QUINTESSENCE OIL COMPANY
                      A Wyoming Corporation
                  (A Development Stage Company)

                          BALANCE SHEETS

                              ASSETS

                                   March 31,      December 31,
                                   1997           1996
                                   (unaudited)    (audited)

                          CURRENT ASSETS
     Cash                          $    30,517    $    30,542

PROPERTY AND EQUIPMENT
     Oil & Gas Working Interest          2,000          2,000

OTHER ASSETS (Note 1)
     Organization costs - net            6,750          7,125
                                   -----------    -----------

          Total Assets             $    39,267    $    39,667
                                   ===========    ===========


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     None                          $         -    $         -

STOCKHOLDERS' EQUITY (Notes 1 and 2)
     Common Stock - $.00001 par value,
       50,000,000 shares authorized,
       1,000,000 shares issued and
       outstanding                         10              10

     Additional paid in capital        42,490          42,490

     Retained earnings (deficit)       (3,233)         (2,833)
                                   ----------     -----------
       Total Liabilities and
     Stockholders' equity          $   39,267     $    39,667
                                   ==========     ===========

         See accompanying notes to financial statements.

                     QUINTESSENCE OIL COMPANY
                      A Wyoming Corporation
                  (A Development Stage Company)


                     STATEMENT OF OPERATIONS
            for the three months ended March 31, 1997
                           (unaudited)

INCOME
     None                                    $       -

OPERATING EXPENSES
     General and Administrative Expenses            25
     Amortization                                  375
                                             ---------
NET (LOSS)                                   $    (400)
                                             =========

NET (LOSS) PER SHARE                         $  (.0004)
                                             =========

WEIGHTED AVERAGE NUMBER SHARES
     OUTSTANDING                             1,000,000
                                             =========


The company is in the development stage and has not commenced operations.


There were no operations for the three months ended March 31, 1996.













         See accompanying notes to financial statements.

                     QUINTESSENCE OIL COMPANY
                      A Wyoming Corporation
                  (A Development Stage Company)

                     STATEMENT OF CASH FLOWS
                    for the three months ended
                          March 31, 1997
                           (unaudited)

CASH FLOWS PROVIDED (USED)
   IN OPERATIONS
     Net loss                           $    (400)
     Adjustments to reconcile net income to
     net cash provided by operating activities:
          amortization                        375
                                        ---------
                                              (25)
                                        ---------

CASH FLOWS PROVIDED (USED)
   IN INVESTING ACTIVITIES
     None                                       -


CASH FLOW PROVIDED (USED)
   IN FINANCING ACTIVITIES
     None                                       -

NET (DECREASE) IN CASH                        (25)


CASH BEGINNING OF PERIOD                   30,542
                                        ---------

CASH END OF PERIOD                      $  30,517
                                        =========

INTEREST PAID                           $       -
                                        =========

INCOME TAXES PAID                       $       -
                                        =========




         See accompanying notes to financial statements.

                     QUINTESSENCE OIL COMPANY
                      A Wyoming Corporation
                  (A Development Stage Company)


                  Notes to Financial Statements


1.   Basis of Presentation

     The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   Organization and Summary of Significant Accounting Policies:

Organization:

     Quintessence Oil Company was incorporated on June 26, 1996, under the laws of the State of Wyoming. The Company has adopted a year ending of December 31.

     The Company was organized to engage in the development, production and sale of oil and gas. Since its inception, the Company has been largely inactive and has conducted no significant operations The Company does not own any oil and gas leases.

     Because of the speculative nature of the Company, there are significant risks which are summarized as follows:

          Newly formed company with no operating history and minimal assets.

          Limited funds available for exploration and development.

                     QUINTESSENCE OIL COMPANY
                      A Wyoming Corporation
                  (A Development Stage Company)

                  Notes to Financial Statements


          Conflict-of-interest, as all employees have other part-time or full-time employment.

     The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.
There have been no operations since incorporation.

Summary of Significant Accounting Principles:

     Registration costs will include fee payments for legal expenses relating to the public stock offering. The offering was successful, and $7,500 of legal fees were charged to additional paid-capital.

     The Company amortizes organization costs over 60 months using the straight line method.

3.   Stockholders' Equity

Public Stock Offering:

     The Common Stock is being offered and sold pursuant to an exemption from registration contained in Reg. 504 of the Securities Act of 1993, as amended, (the "Act"). Reg. 504 provides that the Company can sell securities with an aggregate offering price not exceeding $1,000,000 within a twelve (12) month period without registration with the Securities and Exchange Commission.

     The shares so issued will be without restriction and may be resold in compliance with the Act. Applicable state laws, however, may impose restrictions on sales and resales. Pursuant to Reg. 504, the Company is not required to furnish any information to purchasers.

4.   Offices and Employees

     The Company's office is located at 4424 Skylane Avenue,
Riverton, Wyoming.

                     QUINTESSENCE OIL COMPANY
                        A Wyoming Company
                  (A Development Stage Company)

                  Notes to Financial Statements


     The Company currently has no employees other than certain of its officers and directors and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The company has no retirement, pension, profit sharing or insurance plans covering its officers and directors.

5.   Income Taxes

     The Company has incurred a net operating loss of $2,833 as of December 31, 1996 which can be carried forward to future years. The net operating loss will expire in the year 2012.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The following is Management's discussion and analysis of significant factors which have affected the Registrant's liquidity, capital resources and results of operations.

     It is suggested this information be read in conjunction with the Offering Memorandum of Quintessence Oil Company dated July 2,
1996.

Liquidity and Capital Resources

     The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7

     Current assets at March 31, 1997 were $30,517 and consisted entirely of cash.

     There were no liabilities at March 31, 1997.

Results of Operations

     There were no revenues or operations for the period ended
March 31, 1997.  Expenses consisted of filing fees.

                             PART II

ITEM 1.   LEGAL PROCEEDINGS

     Response: None

ITEM 2.   CHANGES IN SECURITIES

     Response: None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Response: None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

     Response:  None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS

     27   Financial Data Schedule.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 28th day of October, 1997.


                         /s/ Nick Bebout
                         Chairman of the Board, President & CEO