Form 10-Q
period 1997-06-30
QUINTESSENCE OIL CO
filed 1997-11-24
CIK 1018675

             U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[ x ] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.

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

                       Yes [   ]  No [ x ]
    Not subject to filing requirements until October 11, 1997.
               APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 1997, the Issuer had 1,000,000 shares of Common
Stock, par value $0.00001, outstanding.

Transitional Small Business Disclosure Format (check one):
                       Yes [   ]  No [ x ]

                     QUINTESSENCE OIL COMPANY
                      A Wyoming Corporation

INDEX


                                                            Page
Part I - Financial Information:

Item 1.  Financial Statements

     Balance sheets at June 30, 1997 and December 31, 1996.....3

     Statement of income for the three months ended
     June 30, 1997.............................................4

     Statements of cash flows for the three months
     ended June 30, 1997.......................................5

     Notes to unaudited financial statements.................6-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations............................................9

Part II - Other Information:

Item 4.  Submission of Matters to a Vote of
         Shareholders..........................................9

Item 6.  Exhibits and Reports on Form 8-K......................9

Signatures....................................................10

                     QUINTESSENCE OIL COMPANY
                      A Wyoming Corporation
                  (A Development Stage Company)


                          BALANCE SHEETS


                              ASSETS

                                   June 30,       December 31,
                                   1997           1996
                                   (unaudited)    (audited)
CURRENT ASSETS
     Cash                          $ 29,094       $ 30,542
PROPERTY AND EQUIPMENT
     Oil & Gas Working Interest       2,000          2,000
OTHER ASSETS (Note 1)
     Organization costs - net         6,375          7,125
                                   --------       --------
          Total Assets             $ 37,469       $ 39,667
                                   ========       ========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     None                          $      -       $      -

STOCKHOLDERS' EQUITY (Notes 1 and 2)
     Common Stock - $.00001 par value,
     50,000,000 shares authorized,
     1,000,000 shares issued
     and outstanding                     10             10
     Additional paid in capital      42,490         42,490
     Retained earnings (deficit)     (5,031)        (2,833)
                                   --------       --------
Total Liabilities and
  Stockholders' equity             $ 37,469       $ 39,667
                                   ========       ========

         See accompanying notes to financial statements.

                     QUINTESSENCE OIL COMPANY
                      A Wyoming Corporation
                  (A Development Stage Company)


                     STATEMENT OF OPERATIONS
   for the three months and six months ended June 30, 1997
                          (unaudited)

                              Three MonthS        Six Months
                              Ended               Ended
                              June 30, 1997       June 30, 1997
INCOME
     None                     $       -           $       -
OPERATING EXPENSES
     General and Administrative
      Expenses                    1,423                1,448
Amoritzation                        375                  750
                              ---------           ----------
NET (LOSS)                    $  (1,798)          $  (2,198)
                              =========           =========
NET (LOSS) PER SHARE          $ (0.0018)          $ (0.0022)
                              =========           =========
WEIGHTED AVERAGE NUMBER
  SHARES OUTSTANDING          1,000,000           1,000,000
                              =========           =========


The company is in the development stage and has not commenced operations.


There were no operations for the six months ended June 30, 1996.






         See accompanying notes to financial statements.

                     QUINTESSENCE OIL COMPANY
                      A Wyoming Corporation
                  (A Development Stage Company)


                     STATEMENT OF CASH FLOWS
                     for the six months ended
                          June 30, 1997
                           (unaudited)


CASH FLOWS PROVIDED (USED)
   IN OPERATIONS
     Net loss                                     $  (2,198)
Adjustments to reconcile net income to
     net cash provided by operating activities:
          amortization                                  750
                                                  ---------
                                                     (1,448)
                                                  ---------

CASH FLOWS PROVIDED (USED)
   IN INVESTING ACTIVITIES
     None                                                 -

CASH FLOW PROVIDED (USED)
   IN FINANCING ACTIVITIES
     None                                                 -

NET (DECREASE) IN CASH                               (1,448)

CASH BEGINNING OF PERIOD                             30,542
                                                  ---------
CASH END OF PERIOD                                $  29,094
                                                  =========
INTEREST PAID                                     $       -
                                                  =========
INCOME TAXES PAID                                 $       -
                                                  =========


         See accompanying notes to financial statements.

                     QUINTESSENCE OIL COMPANY
                      A Wyoming Corporation
                  (A Development Stage Company)


Notes to Financial Statements


1.   Basis of Presentation

     The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on
Form 10-KSB filed with the Securities and Exchange
Commission. The results of operations for the three months and six months periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

     Because of the speculative nature of the Company, there are sigificant risks which are summarized as follows:

          Newly formed company with no operating history and minimal assets.

          Limited funds available for exploration and development.
                               F-4

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

     It is suggested this information be read in conjuction with the Offering Memorandum of Quintessence Oil Company dated July 2,
1996.

Liquidity and Capital Resources.

     The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7

     Current assets at June 30, 1997 were $29,094 and consisted entirely of cash.

     There were no liabilities at June 30, 1997.

Results of Operations.

     There were no revenues or operations for the period ended
June 30, 1997. Expenses consisted of filing fees and accounting fees.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

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