Form 10-Q
period 1997-09-30
QUINTESSENCE OIL CO
filed 1997-11-24
CIK 1018675

             U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB

[ x ] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.

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

               APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 1997, the Issuer had 1,000,000 shares of
Common Stock, par value $0.00001, outstanding.

Transitional Small Business Disclosure Format (check one):

                       Yes [   ]  No [ x ]

                     QUINTESSENCE OIL COMPANY
                      A Wyoming Corporation

INDEX


                                                            Page
Part I - Financial Information:

Item 1.  Financial Statements

Balance sheets at September 30, 1997 and December 31, 1996.....3

Statement of income for the three months ended
  September 30, 1997...........................................4

Statements of cash flows for the three months
  ended September 30, 1997.....................................5

Notes to unaudited financial statements......................6-8

Item 2. Management's Discussion and Analysis of
  Financial Condition and Results of
  Operations...................................................9

Part II - Other Information:

Item 4. Submission of Matters to a Vote of
  Shareholders.................................................9

Item 6.  Exhibits and Reports on Form 8-K......................9

Signatures....................................................10

                     QUINTESSENCE OIL COMPANY
                      A Wyoming Corporation
                  (A Development Stage Company)


                          BALANCE SHEETS


                              ASSETS

                                   September 30,  December 31,
                                   1997           1996
                                   (unaudited)    (audited)
CURRENT ASSETS
     Cash                          $ 28,416       $ 30,542

PROPERTY AND EQUIPMENT
     Oil & Gas Working Interest       2,000          2,000

OTHER ASSETS (Note 1)
     Organization costs - net         6,000          7,125
                                   --------       --------

          Total Assets             $ 36,416       $ 39,667
                                   ========       ========


              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     None                          $      -       $      -


STOCKHOLDERS' EQUITY (Notes 1 and 2)
     Common Stock - $.00001 par value,
     50,000,000 shares authorized,
     1,000,000 shares issued
     and outstanding                     10             10

     Additional paid in capital      42,490         42,490

     Retained earnings (deficit)     (6,084)        (2,833)
                                   --------       --------

Total Liabilities and
  Stockholders' equity             $ 36,416       $ 39,667
                                   ========       ========

         See accompanying notes to financial statements.

                     QUINTESSENCE OIL COMPANY
                      A Wyoming Corporation
                  (A Development Stage Company)


                     STATEMENT OF OPERATIONS
  for the three months and nine months ended September 30, 1997 and for the period from Inception (June 26, 1997) through September 30, 1996


                         3 Months       9 Months       06/26/96
                         Ended          Ended          through
                         9/30/97        09/30/97       09/30/96
                         (Unaudited)    (Unaudited)    (Audited)
INCOME
     None                $       -      $        -     $       -

OPERATING EXPENSES
  General and Administrative
  Amortization                 678           2,126         1,698
     Amoritzation              375           1,125             -
                         ---------      ----------     ---------

NET (LOSS)               $  (1,053)     $  (3,251)     $  (1,698)
                         =========      =========      =========

NET (LOSS) PER SHARE     $ (0.0011)     $ (0.0033)     $ (0.0017)
                         =========      =========      =========

WEIGHTED AVERAGE NUMBER
  SHARES OUTSTANDING     1,000,000      1,000,000      1,000,000
                         =========      =========      =========



The company is in the development stage and has not commenced operations.


There were no operations for the nine months ended September 30, 1997.




         See accompanying notes to financial statements.

                     QUINTESSENCE OIL COMPANY
                      A Wyoming Corporation
                  (A Development Stage Company)

                     STATEMENT OF CASH FLOWS

                                                  Inception
                              Nine Months         (06/26/96)
                              ended               through
                              09/30/97            09/30/96
                              (unaudited)         (audited)
CASH FLOWS PROVIDED (USED) IN OPERATIONS
  Net loss                    $ (3,251)           $ (1,698)
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    amortization                 1,125                   -
 Increase in Accounts Payable        -               9,000
                              --------            --------
                                (2,126)             (1,448)
                              --------            --------

CASH FLOWS PROVIDED (USED)
 IN INVESTING ACTIVITIES
   Organization Cost                 -              (7,500)


CASH FLOW PROVIDED (USED)
 IN FINANCING ACTIVITIES
  Proceeds from sale of stock        -              50,000
  Payment made for legal fees
    on registration costs            -              (7,500)

                                     -              42,500
                              --------            --------

NET (DECREASE) IN CASH          (2,126)             42,302

CASH BEGINNING OF PERIOD      $ 30,542            $      -
                              --------            --------

CASH END OF PERIOD            $ 28,416            $ 42,302
                              ========            ========
INTEREST PAID                 $      -            $      -
                              ========            ========

INCOME TAXES PAID             $      -            $      -
                              ========            ========

         See accompanying notes to financial statements.
                               F-3

                     QUINTESSENCE OIL COMPANY
                      A Wyoming Corporation
                  (A Development Stage Company)


Notes to Financial Statements


1.   Basis of Presentation

     The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three months and nine months periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

2.   Organization and Summary of Significant Accounting Policies:

     Organization:

     Quintessence Oil Company was incorporated on June 26, 1996, under the laws of the State of Wyoming. The Company has adopted a year ending of December 31.

     The Company was organized to engage in the development, production and sale of oil and gas. Since its inception, the Company has been largely inactive and has conducted no significant operations. The Company does not own any oil and gas leases.

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

Liquidity and Capital Resources.

     The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7

     Current assets at September 30, 1997 were $28,416 and consisted entirely of cash.

     There were no liabilities at September 30, 1997.

Results of Operations.

     There were no revenues or operations for the period ended
September 30, 1997. Expenses consisted of filing fees and accounting fees.


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