Form 10-K
period 1997-12-31
QUINTESSENCE OIL CO
filed 1998-06-04
CIK 1018675

                                             FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.   20549

[  x  ]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended - December 31, 1997.
     OR
[     ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) F
               THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

                  Commission file number 0-21811

                     QUINTESSENCE OIL COMPANY
        (Exact name of Company as specified in its charter)

Wyoming                                      83-0317306
State or other jurisdiction of               (I.R.S. Employer
incorporation or organization                Identification No.)

                       4424 Skylane Avenue
                     Riverton, Wyoming   92501
 (Address of principal executive offices, including postal code.)

                          (307) 856-0375
       (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class      Name of each exchange on which
registered

     None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class                Common Stock

Securities registered pursuant to Section 15(d) of the Act:

Title of each class                None

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   YES [   ]   NO [ x ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of shares outstanding each of the Registrant's classes of Common Stock, as of December 31, 1997 was 1,000,000.

                              PART I
ITEM 1.   BUSINESS

General

     Quintessence Oil Company (the "Company") is a development stage enterprise formed under the laws of the State of Wyoming on June 26, 1996, for the purpose of purchasing, developing and operating oil and gas leases.

     The Company has acquired one undeveloped oil and gas lease and intends to acquire additional leases prior to deciding where to initiate drilling operations.

Selection of Target Areas for Acquisition

     The Company's proposed plans call for it to consider several factors in choosing a region for acquisition of oil and gas leases. First, the Company considers those regions in which one or more of its anagement or other technical personal have field of experience. The Company anticipates that additional prospects to be acquired will be located within Wyoming. At the present time the Company has not targeted any additional oil and gas leases for acquisition. The Company intends to acquire additional oil and gas leases from other oil and gas companies.

     The Company will determine which leases it is interested in acquiring based upon the analysis of technical and production data, on site verification of any well equipment and production capability, and verification of ownership of lease hold rights. The Company anticipates that it will take from four to six months to acquire additional leasehold interests. Further, the Company intends upon diversifying its production portfolio with respect to both reservoir production characteristics and to market access. The Company believes that the overall effect of these two unrelated characteristics is to significantly lower the overall risk of the Company strategy.

Geological and Geophysical Techniques

     The Company may employ detailed geological interpretation combined with advanced seismic exploration techniques to identify the most promising leases. Geological interpretation is based upon data recovered from existing oil and gas wells in an area and other sources. Such information is either purchased from the company that drilled the wells or becomes public knowledge through state agencies after a period of years. Through analysis of rock types, fossils and the electrical and chemical characteristics of rocks from existing wells, the Company can construct a picture of rock layers in the area. Further, the Company will have access to the logs from the existing operating wells which will allow the Company to extrapolate a decline curve and make an estimation of the number of recoverable barrels of oil existing beneath a particular lease.

     The Company has not purchased, leased, or entered into any agreements to purchase or lease any of the equipment necessary to conduct the geological or geophysical testing referred to herein and will only be able to do so upon raising additional capital through loans or the sale of equity securities.

Market for Oil and Gas Production

     The market for oil and gas production is regulated by both the state and federal governments. The overall market is mature and with the exception of gas, all producers in a producing region will receive the same price. The major oil companies will purchase all crude oil offered for sale at posted field prices. There are price adjustments for quality difference from the Bench Mark. Oil sales are normally contracted with a gatherer who will pick-up the oil at the well site. In some instances there may be deductions for transportation from the well head to the sales point. At this time the majority of crude oil purchasers do not charge transportation fees, unless the well is outside their service area. The oil gatherer will usually handle all check disbursements to both the working interest and royalty owners. The Company will be a working interest owner. By being a working interest owner, the Company is responsible for the payment of its proportionate share of the operating expenses of the well. Royalty owners and over-riding royalty owners receive a percentage of gross oil production for the particular lease and are not obligated in any manner whatsoever to pay for the costs of operating the lease. Therefore, the Company, in most instances, will be paying the expenses for the oil and gas revenues paid to the royalty and over-riding royalty interests.

     Gas sales are by contract. The gas purchaser will pay the well operator 100% of the sales proceeds on or about the 25th of each and every month for the previous months sales. The operator is responsible for all checks and distributions to the working interest and royalty owners. There is no standard price for gas. Prices will fluctuate with the seasons and the general market conditions. It is the Company's intention to utilize this market when ever possible in order to maximize revenues. The Company does not anticipate any significant change in the manner production is purchased, however, no assurance can be given at this time that such changes will not occur.

Acquisition of Future Leases

     The principal activity for the Company in the future will be the acquisition of producing oil and gas leases. The acquisition process may be lengthy because of the amount of investigation which will be required prior to submitting a bid to a major oil company. Verification of each property and the overall acquisition process can be divided into three phases, as follows:

     Phase 1. Field identification. In some instances the seller will have a formal divestiture department that will provide a sales catalog of leases which will be available for sale. Review of the technical filings made to the states along with a review of the regional geological relationships, released well data and the production history for each lease will be utilized. In addition a review of the proprietary technical data in the sellers office will be made and calculation of a bid price for the field.

     Phase 2. Submission of the Bid. Each bid will be made subject to further verification of production capacity, equipment condition and status, and title.

     Phase 3. Closing. Final price negotiation will take place. Cash transfer and issuance of title opinions. Tank gauging and execution of transfer orders.

     After closing has occurred, the newly acquired property will be turned over to the Company for possible work-overs or operational changes which will in the Company's estimation increase each well's production.

     In connection with the acquisition of an oil and gas lease for work-over operations, the Company is able to assume 100% ownership of the working-interest and surface production equipment facilities with only minor expenses. In exchange for an assignment of the lease, the Company agrees to assume the obligation to plug and abandon the well in the event the Company determines that reworking operations are either to expensive or will not result in production in paying quantities. The cost of plugging a well can run from $500 to $15,000, depending on the condition of the well. The Company believes that the obligation to plug an existing well will in no way jeopardize its operations, and in the long run is economically worth the risk involved compared with the possibility of acquiring existing production. Utilizing these systems the Company will be able to acquire oil and gas leases from large and small oil and gas firms with little costs. The Company also believes that it may be able to plug the wells in question, at no cost to the Company, in exchange for the production tubing and casing which will be removed during the plugging process.

     Several major oil companies have recently placed numerous oil and gas properties out for competitive bidding. The Company currently does not have sufficient revenues or funds available to it to make a bid for such properties. The Company intends to raise additional capital through loans or the sale of equity securities in order to have sufficient funds to make a bid for such properties. There is no assurance that the Company will very raise such additional capital and if the Company is unable to raise such capital, it may have to cease operations. At the present time, the Company has not identified any specific oil and gas leases which it intends to acquire and will only be able to make such determination upon raising said capital.

Net Production

     As of the date hereof, the Company has acquired a 100% working interest, in one non-producting oil and gas lease. See "Item 2.
Description of Properties."

Competition

     The oil and gas industry is highly competitive. The Company's competitors and potential competitors include major oil companies and independent producers of varying sizes of which are engaged in the acquisition of producing properties and the exploration and development of prospects. Most of the Company's competitors have greater financial, personnel and other resources than does the Company and therefore have a greater leverage to use in acquiring prospects, hiring personnel and marketing oil and gas. Accordingly, a high degree of competition in these areas is expected to continue.

Governmental Regulation

     The production and sale of oil and gas is subject to regulation by state, federal and local authorities. In most areas there are statutory provisions regulating the production of oil and natural gas under which administrative agencies may set allowable rates of production and promulgate rules in connection with the operation and production of such wells, ascertain and determine the reasonable market demand of oil and gas, and adjust allowable rates with respect thereto.

     The sale of liquid hydrocarbons was subject to federal regulation under the Energy Policy and Conservation Act of 1975 which amended various acts, including the Emergency Petroleum Allocation Act of 1973. These regulations and controls included mandatory restrictions upon the prices at which most domestic crude oil and various petroleum products could be sold. All price controls and restrictions on the sale of crude oil at the wellhead have been withdrawn. It is possible, however, that such controls may be reimposed in the future but when, if ever, such reimposition might occur and the effect thereof on the Company cannot be predicted.

     The sale of certain categories of natural gas in interstate commerce is subject to regulation under the Natural Gas Act and the Natural Gas Policy Act of 1978 ("NGPA"). Under the NGPA, a comprehensive set of statutory ceiling prices applies to all first sales of natural gas unless the gas is specifically exempt from regulation (i.e., unless the gas is "deregulated"). Administration and enforcement of the NGPA ceiling prices are delegated to the FERC. In June 1986, the FERC issued Order No. 451, which, in general, is designed to provide a higher NGPA ceiling price for certain vintages of old gas. It is possible, though unlikely, that the Company may in the future acquire significant amounts of natural gas subject to NGPA price regulations and/or FERC Order No. 451.

Depressive Nature of Petroleum Industry

     Because of the depressed nature of the oil and gas business, the Company is considering abandoning its oil and gas business.

Company's Office

     The Company's offices are located at 4424 Skylane Avenue, Riverton, Wyoming 82501. The Company leases the space from Nucor, Inc., as well as, equipment including computers, office computer programs, fax machines, small copy machines, a scanner, telephones, desks, files and fixtures. The lease payment is at the rate of $400.00 per month, plus out-of-pocket expenses, on a month-to-month basis. Nucor, Inc. is a corporation owned and operated by Nick Bebout, the Company's President. The transaction with Nucor is no less favorable to the Company than can be obtained from independent third parties.

Employees

     The Company is a development stage company and currently has no employees other than its Officers and Directors.

ITEM 2.   PROPERTIES

     The Company owns one undeveloped oil and gas lease, more particularly described as the S 1/2, SW 1/4, SW 1/4 of Section 24 and the N 1/2, NE 1/4 and the NE 1/4, NW 1/4 of Section 33 all located in Township 37 North, Range 91 West, 6th Prime Meridian containing 140 acres more or less. The foregoing lease has never produced oil or gas.


ITEM 3.   LEGAL PROCEEDINGS

     No material legal proceedings are pending to which the Company is a party or of which any of the Company' property is the subject matter. Further no legal proceedings are known to be contemplated by governmental authorities and no officer or director of the Company is a party o any litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted during the fourth quarter of the calendar year covered by this report to a vote of security holders.


ITEM 5.   MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON
        EQUITY AND RELATED STOCKHOLDER MATTERS

     At December 31, 1997, the Company had 10 shareholders of record of its Common Stock.

     The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its Common Stock in the foreseeable future.

     The Company's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities
Dealers, Inc. under the symbol "QTSN."  The Company's Common
Stock began trading during the fourth quarter of 1997.

     Quarter Ended                 Bid
                                   High      Low
          December 31, 1997        0.00      0.00
          March 31, 1998           0.00      0.00


ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data presented below has been derived from the financial statements of the Company. The following table summarizes certain financial information and should be read in conjunction with "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Financial Statements and related notes included elsewhere in this Statement.

Statement of Operations and Accumulated Deficit Data:

Income                                            $     -
Net Loss                                          $ (4,059)
Net Loss per Share                                $(0.0041)

Balance Sheet Data:
 Total Assets                                     $ 35,608
 Liabilities                                      $     -
 Stockholders' equity                             $ 35,608


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF

OPERATIONS AND FINANCIAL CONDITION

Results of Operations

  The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been limited operations to date consisting of raising capital and the acquisition of one oil and gas lease.

Liquidity and Capital Resources

  The Company sold 1,000,000 shares of its Common Stock pursuant to Reg. 504 of the Securities Act of 1933 (the "Act") to officers, directors and others, and raised $50,000. The foregoing funds were used for organizational matters and to acquire one oil and gas lease. The Company has $27,983 in cash as of December 31, 1997.

ITEM 8.   FINANCIAL STATEMENTS

                 REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors
Quintessence Oil Company, a Wyoming Corporation


We have audited the balance sheet of Quintessence Oil Company, a Wyoming Corporation, (A Development Stage Company) as of December 31, 1997 and 1996 and the related statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1997 and from the date of inception (June 26, 1996) through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quintessence Oil Company, a Wyoming Corporation, (A Development Stage Company) at December 31, 1997 and 1996 and the results of its operations, changes in stockholders' equity and changes in its cash flows for the year ended December 31, 1997 and from the date of inception (June 26, 1996) through December 31, 1996 in conformity with generally accepted accounting principles.



Hocker, Lovelett, Hargens & Yennie, P.C.

Certified
Public Accountants

Riverton, Wyoming
April 10, 1998

                     QUINTESSENCE OIL COMPANY
                       A Wyoming Corporation
                   (A Development Stage Company)

                          BALANCE SHEETS
                    December 31, 1997 and 1996

                              ASSETS


                                   1997         1996
CURRENT ASSETS
     Cash                          $ 27,983     $ 30,542

PROPERTY AND EQUIPMENT
 Oil & Gas Working Interest           2,000        2,000

OTHER ASSETS (Note 1)
 Organization costs - net             5,625        7,125

          Total Assets             $ 35,608     $ 39,667
                                   ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 None                              $     -      $     -

STOCKHOLDERS' EQUITY (Notes 1 and 2)
 Common Stock - $.00001 par value,
  50,000,000 shares authorized,
  1,000,000 shares issued
  and outstanding                        10          10

  Additional paid in capital         42,490      42,490

  Retained earnings (deficit)        (6,892)     (2,833)

Total Liabilities
  and Stockholders' Equity         $ 35,608    $ 39,667
                                  =========    ========












          See accompanying notes to financial statements.

                     QUINTESSENCE OIL COMPANY
                       A Wyoming Corporation
                   (A Development Stage Company)

                      STATEMENT OF OPERATIONS
     for the year ended December 31, 1997 and for the period from inception (June 26, 1996) through December 31, 1996


                                        1997   1996
INCOME
  None                                  $     -   $     -

OPERATING EXPENSES
  General and Administrative
    Expenses                               2,559     2,458
  Amortization                             1,500       375
                                        --------  --------

NET INCOME (LOSS)                       $ (4,059) $ (2,833)
                                        ========  ========

NET INCOME (LOSS)
  PER SHARE                             $ (.0041) $(.0028)
                                        ========  =======

The company is in the development stage and has not commenced operations.


























          See accompanying notes to financial statements.

                     QUINTESSENCE OIL COMPANY
                       A Wyoming Corporation
                   (A Development Stage Company)

                      STATEMENTS OF CASH FLOW
     for the year ended December 31, 1997 and for the period from inception (June 26, 1996) through December 31, 1996


                                        1997      1996
CASH FLOWS PROVIDED (USED)
 IN OPERATIONS
   Net loss                             $ (4,059) $ (2,833)
   Adjustments to reconcile net income to
    Net cash provided by operating activities:
    amortization                           1,500       375
                                        --------  --------

                                          (2,559)   (2,458)
                                        --------  --------
CASH FLOWS PROVIDED (USED)
 IN INVESTING ACTIVITIES
  Organization Costs                          -     (7,500)
  Purchase of Oil &
   Gas Working Interest                       -     (2,000)
                                        --------  --------
                                              -     (9,500)
                                        --------  --------

CASH FLOWS PROVIDED (USED)
 IN FINANCING ACTIVITIES
  Proceeds from sale of stock                 -     50,000
  Payment made for legal fees
   on registration costs                      -     (7,500)
                                        --------  --------
                                              -     42,500
                                        --------  --------
NET INCREASE (DECREASE)
 IN CASH                                  (2,559)   30,542

CASH BEGINNING OF PERIOD                  30,542        -
                                        --------  --------
CASH END OF PERIOD                      $ 27,983  $ 30,542
                                        ========  ========
Income Taxes Paid                       $     -   $     -
                                        ========  ========
Interest Paid                           $     -   $     -
                                        ========  ========






          See accompanying notes to financial statements.

                     QUINTESSENCE OIL COMPANY
                       A Wyoming Corporation
                   (A Development Stage Company)

                 STATEMENT OF STOCKHOLDERS' EQUITY
        June 26, 1996 (Inception) through December 31, 1997


                                          Additional   Retained
                         Common Stock     Paid-in      Earnings
                      Shares    Amount    Capital      (Deficit)
BALANCE
  (Inception) June
  26, 1996                   -  $   -     $      -     $     -

ADD:
  Sale of 900,000 shares
  of common stock for
  $18,000 cash          900,000      9       17,991          -

  Sale of 100,000 shares
  of common stock for
  $32,000 cash less
  $7,500 Registration
  Costs                 100,000      1       24,449

Net (Loss) for the period
(2,833)
                      --------- ------    ---------    --------
BALANCE, December
  31, 1996            1,000,000 $   10    $  42,490    $ (2,833)

Net (Loss) for
  the period
(4,059)
                      --------- ------    ---------    --------


BALANCE, December
  31, 1997            1,000,000 $   10    $  42,490    $ (6,892)
                      ========= ======    =========    ========














          See accompanying notes to financial statements.

                     QUINTESSENCE OIL COMPANY
                       A Wyoming Corporation
                   (A Development Stage Company)

Notes to Financial Statements

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICES:

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

Summary of Significant Accounting Principles:

          Registration and organization costs will include fee payments for legal expenses relating to the public stock offering. The offering was successful, and $7,500 of legal fees were charged to additional paid-capital. The Company amortizes registration and organization costs over 60 months using the straight line method.

                     QUINTESSENCE OIL COMPANY
                         A Wyoming Company
                   (A Development Stage Company)

                   Notes to Financial Statements


NOTE 2 - STOCKHOLDERS' EQUITY

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


NOTE - 3  OFFICES AND EMPLOYEES

The Company's office will be located at 4424 Skylane Avenue, Riverton,
Wyoming.

The Company currently has no employees other than certain of its officers and directors and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. the company has no retirement, pension, profit sharing or insurance plans covering its officers and directors.

NOTE - 4  INCOME TAXES

The Company has incurred a net operating loss of $6,892 which can be carried forward to future years. The net operating loss will begin to expire in the year 2012.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in and/or disagreements with the Company's independent public accountants.

                             PART III


ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS

Officers and Directors

Name               Age     Position

Nick Bebout        44      President, Treasurer and a member of the
                           Board of Directors

Tom Kerr           64      Vice President and a member of the Board of
                           Directors

Tom Swanson        44      Secretary and a member of the Board of
                           Directors

     All directors hold office until the next annual meeting of shareholders or until their successors have been elected and qualified. The Company's officers are elected by the Board of Directors at the annual meeting after each annual meeting of the Company's shareholders and hold office until their death, or until they resign or have been removed from office.

Nick Bebout - President, Treasurer and a member of the Board of Directors

  Mr. Bebout is a founder, President, Treasurer and a Directors of the Company. Since 1988, Mr. Bebout has been a member of the Board of Directors of U.S. Energy, Inc., a NASDAQ traded public company engaged in the oil and gas industry. From January 1988 to August 1995, Mr. Bebout was President, Treasurer and a member of the Board of Directors of S.W. Financial Corp., a Washington blank check corporation. Since June 1984, Mr. Bebout has been President of Nucor, Inc., an oil, gas and mineral exploration and development corporation. From January 1979 to December 1983, Mr. Bebout was Vice President of Corkill Drilling, a corporation which specialized in oil, gas and mineral exploration.

Thomas K. Kerr - Vice President and a member of the Board of Directors

  Mr. Kerr is a founder, Vice President and a member of the Board of Directors of the Company. From January 1988 to August 1995, Mr. Kerr was Vice President, Secretary and a member of the Board of Directors of S.W. Financial Corp., a Washington blank check corporation. From August 1958 to January 1988, Mr. Kerr was a sales representative with Massachusetts Mutual Life Insurance Company, Mr. Kerr was also a District Manager, From January 1988 to June 1988, Mr. Kerr was employed with Independent Insurance Agents & Brokers of Spokane and Walla Walla. Since June 1988, Mr. Kerr has been a sales representative with Guardian Life Insurance Company of America.

Tom Swanson - Secretary and a member of the Board of Directors

  Mr. Swanson is a founder, Secretary and a member of the Board of Directors of the Company. From July 1985 to the present, Mr. Swanson has been exploration manager for Farleigh Oil Properties, an independent oil company based in Casper, Wyoming. Farleigh Oil Properties is a privately held company involved in oil field acquisition and exploration in seven Rocky Mountain states and Texas. From November 1991 to the present, Mr. Swanson has been the business manager for Paradigm Technologies, LLC, located in Casper, Wyoming. Paradigm Technologies is a research and development company that develops downhole sensory instrumentation for oil well drilling applications. From December 1990 to July 1995, Mr. Swanson was Vice President of Scientific Geochemical Services, LLC, an oil field service company specializing in exploration and environmental geochemistry. Scientific Geochemical Service was located in Casper, Wyoming until it was sold in mid-1995.

Compliance with Section 16(a) of the Securities Exchange Act of
1934.

  Section 16(a) of the Securities and Exchange Act of 1934 requires certain defined person to file reports of and changes in beneficial ownership of a registered security with the Securities and Exchange Commission and the National Association of Securities Dealers in accordance with the rules and regulations promulgated by the Securities and Exchange Commission to implement the provisions of Section 16. Under the regulatory procedure, officers, directors and persons who own more than ten percent of a registered class of a company's equity securities are also required to furnish the Company with copies of all Securities 16(a) forms they filed.

  Based on review, none of the officers and directors have filed Forms 3, 4 or 5 with the Securities and Exchange Commission.

Indemnification of Officers and Directors

  Section 42:01 et al. of the Wyoming Revised Statutes and certain provisions of the Company's Articles of Incorporation under certain circumstances provide for indemnification of the Company's Officers, Directors and controlling persons against liabilities which they may incur in such capacities. A summary of the circumstances in which such indemnification is provided for is contained herein, but this description is qualified in its entirety by reference to the Company's Articles of Incorporation and to the statutory provisions.

  In general, any Officer, Director, employee or agent may be indemnified against expenses, fines, settlements or judgments arising in connection with a legal proceeding to which such person is a party, if that person's actions were in good faith, were believed to the be in the Company's best interest, and were not unlawful. Unless such person is successful upon the merits in such an action, indemnification may be awarded only after a determination by independent decision of the Board of Directors, by legal counsel, or by a vote of the shareholders, that the applicable standard of conduct was met by the person to be indemnified.

  The circumstances under which indemnification is granted in connection with an action brought on behalf of the Company is generally the same as those set forth above; however, with respect to such actions, indemnification is granted only with respect to expenses actually incurred in connection with the defense or settlement of the action. In such actions, the person to be indemnified must have acted in good faith and in a manner believed to have been in the Company's best interest, and have not been adjudged liable for negligence or misconduct.

  Indemnification may also be granted pursuant to the terms of agreements which may be entered in the future or pursuant to a vote of shareholders or Directors. The statutory provision cited above and the Company's Articles of Incorporation also grant the power to the Company to purchase and maintain insurance which protects its Officers and Directors against any liabilities incurred in connection with their service in such a position, and such a policy may be obtained by the Company.


ITEM 11.  EXECUTIVE COMPENSATION

  The Company anticipates entering into employment agreements with its officers in the near future, the terms of which are undecided at the present time. Directors do not receive compensation for their services as directors and are not reimbursed for expenses incurred in attending board meetings. The Company has not paid any salaries in 1997 and will not initiate the payment of salaries until it becomes profitable to do so.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

  The following table sets forth as of November 25, 1996, the Common Stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually and all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and address Number of                          Percent
of owner                Shares    Position                 of Class
-------------------------------------------------------------------
Nick Bebout              218,750   President, Treasurer     21.88%
1606 Major Avenue                  and a member of the
Riverton, Wyoming 82501            Board of Directors

Tom Kerr                       0   Vice President and a      0.00%
P. O. Box 3973                     member of the Board
Spokane, Washington 99220          of Directors

Tom Swanson              175,000   Secretary and a member   17.50%
P. O. Box 3215                     of the Board of Directors
Casper, Wyoming 82601

All officers and         393,750                            39.38%
directors as a
group (3 persons)



Eli Bebout               118,750                            11.88%
112 Big Bend
Riverton, Wyoming 82501

Bebout Family
  Trust [1]               37,500                             3.75%
112 Big Bend
Riverton, Wyoming 82501

Bebout Land & Livestock,
 Co. [2]                  37,500                             3.75%
112 Big Bend
Riverton, Wyoming 82501

John E. Orr and Linda
  E. Erkkila             175,000                            17.50%
200 Columbine Drive
Casper, Wyoming 82604

Michael D.
 Zwickl                  195,000                            19.50%
137 North Beech
Casper, Wyoming 82601

[1] Eli Bebout, the brother of Nick Bebout, is the Trustee of the Bebout Family Trust.

[2]  Eli Bebout, the brother of Nick Bebout, is the President of Bebout
     Land & Livestock, Co.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  On July 2, 1996, the Company issued 900,000 shares of Common Stock to the following individuals and corporations in consideration of the payment of $0.02 per share in cash.

Name                  Total Consideration    Shares Acquired

Eli Bebout               $  2,000.00         100,000
112 Big Bend
Riverton, Wyoming 82501

Bebout Family Trust        $    750.00        37,500
112 Big Bend
Riverton, Wyoming 82501

Bebout Land &
  Livestock Co.            $    750.00        37,500
112 Big Bend
Riverton, Wyoming 82501

John E. Orr and
  Linda E. Erkkila         $  3,500.00       175,000
200 Columbine Drive
Casper, Wyoming 82604




Tom Swanson                $  3,500.00       175,000
P. O. Box 3215
Casper, Wyoming 82601

Michael D. Zwickl          $  3,500.00       175,000
137 North Beech
Casper, Wyoming 82601

Nick Bebout                $  4,000.00       200,000
1606 Major Avenue
Riverton, Wyoming 82501

     TOTAL                 $ 18,000.00       900,000

  On October 9, 1996, the Company issued 100,000 shares of Common Stock to the following individuals and corporations in consideration of the payment of $0.32 per share in cash.

Name                                Total Consideration    Shares Acquired

Eli Bebout                          $  6,000.00            18,750
112 Big Bend
Riverton, Wyoming 82501

Nick Bebout                         $  6,000.00            18,750
1606 Major Avenue
Riverton, Wyoming 82501


Bill Farleigh                       $  6,400.00            20,000
P. O. Box 3215
Casper, Wyoming 82602

Ken Freemole                        $  6,400.00             20,000
4831 Dexter
Casper, Wyoming 82609

Hayden Investments                  $    800.00              2,500
675 Fairview Drive
Suite 246
Carson City, Nevada 89701

Michael D. Zwickl                   $  6,400.00             20,000
137 North Beech
Casper, Wyoming

     TOTAL                          $ 32,000.00           100,000

  On November 6, 1996, the Company acquired, by assignment, a 100% working interest from Edward Calvert in and to an undeveloped oil and gas lease between the United States of America and Edward D. Calvert covering the following described real property:

  S 1/2, SW 1/4, SW 1/4 of Section 24 and the N 1/2, NE 1/4 and the
  NE 1/4, NW 1/4 of Section 33 all located in Township 37 North,
  Range 91 West, 6th Prime Meridian containing 140 acres more or less.


The consideration for the assignment of the foregoing lease was $2,000 which has been paid and a 5% overriding royalty. The foregoing lease has never produced oil and/or gas and there is no assurance that the lease will ever produce oil and/or gas or that the Company will ever explore for oil and/or gas on the foregoing lease. Mr. Calvert is not affiliated with the Company or any of its officers and directors.


                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K.

(a)  Financial Statements are contained in Item 8.

(b)  Reports on Form 8-K

  No reports on Form 8-K have been during the year ended December 31, 1997.

(c)  Exhibits.
Exhibit
  No.     Description

  The following documents are incorporated herein by reference from the Company's Form 10, file number 0-21811, filed with the Securities and Exchange Commission on December 3, 1996.

3.1       Articles of Incorporation.

3.2       Bylaws of the Company.

  The following documents are filed as part of this December 31, 1997
Form 10-K.

27        Financial Data Schedule
























                          SIGNATURE PAGE

  Pursuant to the requirements of Section 12 of the Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Riverton, Wyoming, on this 11th day of May, 1998.

            QUINTESSENCE OIL COMPANY
            (Company)


            BY:  /s/ Nick Bebout, President

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Company and in the capacities and on this 11th day of May, 1998.


SIGNATURES               TITLE                    DATE


/s/ Nick Bebout          President, Treasurer     May 11, 1998
Nick Bebout              and a member of the
                         Board of Directors

/s/ Tom Kerr             Vice President and a     May 11, 1998
Tom Kerr                 member of the Board
                         of Directors

/s/ Tom Swanson          Secretary and a member   May 15, 1998
Tom Swanson              of the Board of Directors

