Form 10QSB
period 1998-03-31
QUINTESSENCE OIL CO
filed 1998-06-22
CIK 1018675

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


X Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998.

     Transition report under section 13 or 15(d) of the Exchange Act for the transition period from to

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

              (Former Name, Former Address and Former fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 1998, the Issuer had 1,000,000 shares of Common Stock, par value $0.00001, outstanding.

Transitional Small Business Disclosure Format (check one): Yes         No   X

                            QUINTESSENCE OIL COMPANY
                              A Wyoming Corporation

                                      INDEX


                                                                     Page
                                                                     ----

Part I - Financial Information:

         Item 1.  Financial Statements

         Balance sheets at March 31, 1998 and December 31, 1997.........3

         Statement of income for the three months ended
                  March 31, 1998 and 1997...............................4

         Statements of cash flows for the three months
                  ended March 31, 1998 and 1997.........................5

         Notes to unaudited financial statements......................6-8

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.........9


Part II - Other Information:

         Item 4.  Submission of Matters to a Vote of Shareholders.......9

         Item 6.  Exhibits and Reports on Form 8-K......................9

Signatures.............................................................10

                            QUINTESSENCE OIL COMPANY
                              A Wyoming Corporation
                          (A Development Stage Company)


                                 BALANCE SHEETS


                                     ASSETS

                                                                  March 31,       December 31,
                                                                    1998              1997
                                                                    ----              ----
                                                                 (unaudited)        (audited)
CURRENT ASSETS
     Cash                                                       $     27,855     $     27,983

PROPERTY AND EQUIPMENT
     Oil & Gas Working Interest                                        2,000            2,000

OTHER ASSETS (Note 1)
     Organization costs - net                                          5,250            5,625
                                                                ------------     ------------

         Total Assets                                           $     35,105     $     35,608
                                                                ============     ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     None                                                       $     -                -

STOCKHOLDERS' EQUITY (Notes 1 and 2)
     Common Stock - $.00001 par value, 50,000,000 shares
       authorized, 1,000,000 shares issued and outstanding                10               10

     Additional paid in capital                                       42,490           42,490

     Retained earnings (deficit)                                (      7,395)    (      6,892)
                                                                ------------     ------------
         Total Liabilities and Stockholders' equity             $     35,105     $     35,608
                                                                ============     ============


                               See accompanying notes to financial statements.

                                       QUINTESSENCE OIL COMPANY
                                         A Wyoming Corporation
                                     (A Development Stage Company)


                                              STATEMENT OF OPERATIONS
                                                    (unaudited)


                                                Three Months         Three Months
                                                    Ended                Ended
                                               March 31, 1998       March 31, 1997

INCOME
     None                                        $   -                 $   -

OPERATING EXPENSES
     General and Administrative Expenses                128                    25
     Amortization                                       375                   375
                                                 ----------            -----------
NET (LOSS)                                       $     (503)           $     (400)
                                                 ==========            ==========

NET (LOSS) PER SHARE                             $   (.0005)           $   (.0004)
                                                 ==========            ==========

WEIGHTED AVERAGE NUMBER SHARES
     OUTSTANDING                                  1,000,000             1,000,000
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

                                             QUINTESSENCE OIL COMPANY
                                               A Wyoming Corporation
                                           (A Development Stage Company)


                                              STATEMENT OF CASH FLOWS

                                                    (unaudited)


                                                               Three Months         Three Months
                                                                   Ended                Ended
                                                              March 31, 1998       March 31, 1997
CASH FLOWS PROVIDED (USED)
  IN OPERATIONS
    Net loss                                                    $     (503)           $     (400)
    Adjustments to reconcile net income to
      net cash provided by operating activities:
         amortization                                                  375                   375
                                                                ----------             ---------
                                                                      (128)                  (25)
                                                                ----------             ---------
CASH FLOWS PROVIDED (USED)
  IN INVESTING ACTIVITIES
    None                                                             -                    -


CASH FLOW PROVIDED (USED)
  IN FINANCING ACTIVITIES
    None                                                             -                    -

NET (DECREASE) IN CASH                                                (128)                  (25)

CASH BEGINNING OF PERIOD                                            27,983                30,542
                                                                ----------             ---------
CASH END OF PERIOD                                              $   27,855            $   30,517


INTEREST PAID                                                   $    -                $   -
                                                                ==========            ==========

INCOME TAXES PAID                                               $    -                $   -
                                                                ==========            ==========

                              See accompanying notes to financial statements.

                            QUINTESSENCE OIL COMPANY
                              A Wyoming Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements



1.   Basis of Presentation

     The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

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

3.   Stockholders' Equity

     Public Stock Offering:

     The Common Stock is being offered and sold pursuant to an exemption from registration contained in Reg. 504 of the Securities Act of 1933, as amended, (the "Act"). Reg. 504 provides that the Company can sell securities with an aggregate offering price not exceeding $1,000,000 within a twelve (12) month period without registration with the Securities and Exchange Commission.

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

                            QUINTESSENCE OIL COMPANY
                              A Wyoming Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements


5.   Income Taxes

     The Company has incurred a net operating loss of $6,892 as of December 31, 1997 which can be carried forward to future years. The net operating loss will begin to expire in the year 2012.

                            QUINTESSENCE OIL COMPANY
                              A Wyoming Corporation
                          (A Development Stage Company)


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

LIQUIDITY AND CAPITAL RESOURCES

     The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7.

     Current assets at March 31, 1998 and 1997 were $27,855 and $30,517, respectively, and consisted entirely of cash.

     There were no liabilities at March 31, 1998 and 1997.

RESULTS OF OPERATIONS

     There were no revenues or operations for the period ended March 31, 1998 and 1997. Expenses consisted of filing fees.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        /s/  Nick Bebout
                                    --------------------------------------
                                    Nick Bebout
                                    Chairman of the Board, President & CEO

Date: June 15, 1998