Form 10QSB
period 1998-06-30
QUINTESSENCE OIL CO
filed 1998-08-19
CIK 1018675

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


  X Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998.

  ___ Transition report under section 13 or 15(d) of the Exchange Act for the transition period from ________ to ________

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

As of June 30, 1998, the Issuer had 1,000,000 shares of Common Stock, par value $0.00001, outstanding.

Transitional Small Business Disclosure Format (check one): Yes _____   No   X

                            QUINTESSENCE OIL COMPANY
                              A Wyoming Corporation

                                      INDEX


                                                                    Page

PART I - FINANCIAL INFORMATION:

      Item 1.  Financial Statements

      Balance sheets at June 30, 1998 and December 31, 1997............3

      Statement of operations for the six months ended
            June 30, 1998 and 1997.....................................4

      Statements of cash flows for the six months
            ended June 30, 1998 and 1997...............................5

      Notes to unaudited financial statements........................6-8

      Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations..............9


PART II - OTHER INFORMATION:

      Item 4.  Submission of Matters to a Vote of Shareholders.........9

      Item 6.  Exhibits and Reports on Form 8-K........................9

Signatures............................................................10

                            QUINTESSENCE OIL COMPANY
                              A Wyoming Corporation
                          (A Development Stage Company)


                                 BALANCE SHEETS


                                     ASSETS

                                                       June 30,     December 31,
                                                         1998            1997
                                                         ----            ----
                                                      (unaudited)     (audited)
CURRENT ASSETS
   Cash                                               $ 26,777       $ 27,983

PROPERTY AND EQUIPMENT
   Oil & Gas Working Interest                            2,000          2,000

OTHER ASSETS (Note 1)
   Organization costs - net                              4,875          5,625
                                                      --------       --------

      Total Assets                                    $ 33,652       $ 35,608
                                                      ========       ========




                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   None                                               $ -            $  -

STOCKHOLDERS' EQUITY (Notes 1 and 2)
   Common Stock - $.00001 par value,
     50,000,000 shares authorized,
     1,000,000 shares issued and outstanding                10             10

   Additional paid in capital                           42,490         42,490

   Retained earnings (deficit)                          (8,848)        (6,892)
                                                      --------       --------

      Total Liabilities and Stockholders' equity      $ 33,652       $ 35,608
                                                      ========       ========


                 See accompanying notes to financial statements.

                            QUINTESSENCE OIL COMPANY
                              A Wyoming Corporation
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                                   (unaudited)


                              Three Months   Three Months    Six Months    Six Months
                                 Ended          Ended          Ended         Ended
                               March 31,      March 31,       June 30,      June 30,
                                 1998           1997            1998         1997
                                 ----           ----            ----         ----

INCOME
   None                         $  -           $  -           $  -          $   -

OPERATING EXPENSES
   General and
      Administrative Expense     1,078         1,423           1,206         1,448
   Amortization                    375           375             750           750
                                ------         -----          ------        ------

NET (LOSS)                      $(1,453)       $(1,798)       $(1,956)      $(2,198)
                                =======        =======        =======       =======

NET (LOSS) PER SHARE            $(.0015)       $(.0018)       $(.0020)      $(.0022)
                                =======        =======        =======       =======

WEIGHTED AVERAGE
   NUMBER SHARES
   OUTSTANDING                1,000,000      1,000,000      1,000,000     1,000,000
                              =========      =========      =========     =========



   The company is in the development stage and has not commenced operations.


                 See accompanying notes to financial statements.

                            QUINTESSENCE OIL COMPANY
                              A Wyoming Corporation
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS

                                   (unaudited)

                                                 Six Months       Six Months
                                                    Ended            Ended
                                                June 30, 1998    June 30, 1997
                                                -------------    -------------

CASH FLOWS PROVIDED (USED)
  IN OPERATIONS
    Net loss                                       $(1,956)         $(2,198)
    Adjustments to reconcile net income to
       net cash provided by operating activities:
           amortization                                750             750
                                                   -------          ------
                                                    (1,206)         (1,448)
                                                   -------          ------

CASH FLOWS PROVIDED (USED)
  IN INVESTING ACTIVITIES
    None                                              -                -


CASH FLOW PROVIDED (USED)
  IN FINANCING ACTIVITIES
    None                                              -                -

NET (DECREASE) IN CASH                              (1,206)          (1,448)

CASH BEGINNING OF PERIOD                            27,983           30,542
                                                   -------          -------

CASH END OF PERIOD                                 $26,777          $29,094
                                                   =======          =======


INTEREST PAID                                      $  -             $  -
                                                   =======          =======

INCOME TAXES PAID                                  $  -             $  -

                                                   =======          =======


                 See accompanying notes to financial statements.

                            QUINTESSENCE OIL COMPANY
                              A Wyoming Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements



1.    BASIS OF PRESENTATION

      The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

      Current assets at June 30, 1998 and 1997 were $26,777 and 29,904, respectively, and consisted entirely of cash.

      There were no liabilities at June 30, 1998 and 1997.

RESULTS OF OPERATIONS

      There were no revenues or operations for the period ended June 30, 1998 and 1997. Expenses consisted of filing fees.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

      None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                              /s/  Nick Bebout
                                        ---------------------------------------
                                         Nick Bebout
                                         Chairman of the Board, President & CEO

Date: August 19, 1998