Form 10QSB
period 1998-09-30
QUINTESSENCE OIL CO
filed 1998-11-12
CIK 1018675

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


  X Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998.

___ Transition report under section 13 or 15(d) of the Exchange Act for the transition period from ____ to ____

Commission file number: 0-21811

                            QUINTESSENCE OIL COMPANY
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                Wyoming                              83-0317306
                -------                              ----------
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X    NO ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 1998, the Issuer had 1,000,000 shares of Common Stock, par value $0.00001, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ____    No   X

                            QUINTESSENCE OIL COMPANY
                              A Wyoming Corporation

                                      INDEX


                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION:

     Item 1.  Financial Statements

     Balance sheets at June 30, 1998 and December 31, 1997...................3

     Statement of operations for the nine months ended
              September 30, 1998 and 1997....................................4

     Statements of cash flows for the nine months
              ended September 30, 1998 and 1997..............................5

     Notes to unaudited financial statements...............................6-8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations..................9


PART II - OTHER INFORMATION:

     Item 4.  Submission of Matters to a Vote of Shareholders................9

     Item 6.  Exhibits and Reports on Form 8-K...............................9

Signatures..................................................................10

                            QUINTESSENCE OIL COMPANY
                              A Wyoming Corporation
                          (A Development Stage Company)


                                 BALANCE SHEETS


                                     ASSETS

                                                                           September 30,     December 31,
                                                                              1998               1997
                                                                           (unaudited)         (audited)
                                                                           -----------        ----------
CURRENT ASSETS
     Cash                                                                  $  26,161          $  27,983

PROPERTY AND EQUIPMENT
     Oil & Gas Working Interest                                                2,000              2,000

OTHER ASSETS (Note 1)
     Organization costs - net                                                  4,500              5,625
                                                                           ---------          ---------

         Total Assets                                                      $  32,661          $  35,608
                                                                           =========          =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     None                                                                  $  -                  -

STOCKHOLDERS' EQUITY (Notes 1 and 2)
     Common Stock - $.00001 par value, 50,000,000 shares
       authorized, 1,000,000 shares issued and outstanding                        10                 10

     Additional paid in capital                                               42,490             42,490

     Retained earnings (deficit)                                              (9,389)            (6,892)
                                                                           ---------          ---------

         Total Liabilities and Stockholders' equity                        $  32,661          $  35,608
                                                                           ==========         =========


                 See accompanying notes to financial statements.

                            QUINTESSENCE OIL COMPANY
                              A Wyoming Corporation
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                                   (unaudited)


                                              Three Months         Three Months          Nine Months         Nine Months
                                                  Ended                Ended                Ended               Ended
                                              September 30,        September 30,        September 30,       September 30,
                                                  1998                 1997                 1998                1997
                                                  ----                 ----                 ----                ----
INCOME
     None                                      $   -                $   -               $   -               $   -

OPERATING EXPENSES
     General and
         Administrative Expenses                      616                  678               1,822               2,126
     Amortization                                     375                  375               1,125                 750
                                               ----------           ----------          ----------          ----------

NET (LOSS)                                     $     (991)          $   (1,053)         $   (2,947)         $   (3,251)
                                               ==========           ==========          ==========          ==========

NET (LOSS) PER SHARE                           $   (.0010)          $   (.0011)         $   (.0029)         $   (.0033)
                                               ==========           ==========          ==========          ==========

WEIGHTED AVERAGE
     NUMBER SHARES
     OUTSTANDING                                1,000,000            1,000,000           1,000,000           1,000,000
                                               ==========           ==========           =========           =========



The company is in the development stage and has not commenced operations.


                 See accompanying notes to financial statements.


                            QUINTESSENCE OIL COMPANY
                              A Wyoming Corporation
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS

                                   (unaudited)

                                                             Nine Months          Nine Months
                                                                Ended                Ended
                                                            September 30,        September 30,
                                                                1998                 1997
                                                                ----                 ----
CASH FLOWS PROVIDED (USED)
  IN OPERATIONS
    Net loss                                               $    (2,947)          $    (3,251)
    Adjustments to reconcile net income to
          net cash provided by operating activities:
                  amortization                                   1,125                 1,125
                                                           -----------           -----------
                                                                (1,822)               (2,126)
                                                           -----------           -----------

CASH FLOWS PROVIDED (USED)
  IN INVESTING ACTIVITIES
    None                                                        -                     -


CASH FLOW PROVIDED (USED)
  IN FINANCING ACTIVITIES
    None                                                        -                     -

NET (DECREASE) IN CASH                                          (1,822)               (2,126)

CASH BEGINNING OF PERIOD                                        27,983                30,542
                                                           -----------           -----------

CASH END OF PERIOD                                         $    26,161           $    28,416
                                                           ===========           ===========


INTEREST PAID                                              $    -                $    -
                                                           ===========           ======

INCOME TAXES PAID                                          $    -                $    -
                                                           ===========           ======


                 See accompanying notes to financial statements.

                            QUINTESSENCE OIL COMPANY
                              A Wyoming Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements



1.       BASIS OF PRESENTATION

         The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

         Current assets at September 30, 1998 and 1997 were $26,161 and $27,983 respectively, and consisted entirely of cash.

         There were no liabilities at September 30, 1998 and 1997.

RESULTS OF OPERATIONS

         There were no revenues or operations for the period ended September 30, 1998 and 1997. Expenses consisted of administration and accounting fees.

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

Date: November 6, 1998