Form 10-K
period 1998-12-31
QUINTESSENCE OIL CO
filed 1999-03-23
CIK 1018675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee  Required] for the fiscal year ended  December 31, 1998 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required] for the transition period from ____ to ____ Commission file number 0-21811

                            QUINTESSENCE OIL COMPANY
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        Wyoming                                            83-0317306
-------------------------------------------------     --------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

        4424 Skylane Avenue, P. O. Box 112
        Riverton, WY                                       82501
-------------------------------------------------     --------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's Telephone Number, including area code:        (307) 856-0375
                                                   -----------------------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                        Common Stock, $0.00001 par value
                        --------------------------------
                                (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

        The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 19, 1998 computed by reference to the average of the bid and asked prices for the Registrant's common stock as reported by National Quotation Bureau on Pink Sheets for the week then ended, was $-0-.

               Class                           Outstanding at March 19, 1999
---------------------------------------     ------------------------------------
     Common Stock, $0.00001 par value                1,000,000 shares

Documents incorporated by reference:   None

Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                     PART I

ITEM 1.        BUSINESS

General

        Quintessence  Oil  Company  (the  "Company")  is  a  development   stage
enterprise formed under the laws of the State of Wyoming on June 26, 1996, for the purpose of purchase, developing and operating oil and gas leases.

        The Company has acquired one undeveloped oil and gas lease and intends to acquire additional leases prior to deciding where to initiate drilling operations.

SELECTION OF TARGET AREAS FOR ACQUISITION

        The Company's proposed plans call for it to consider several factors in choosing a region for acquisition of oil and gas leases. First, the Company considers those regions in which one or more of its management or other technical personnel have field of experience. The Company anticipates that additional prospects to be acquired will be located within Wyoming. At the present time the Company has not targeted any additional oil and gas leases for acquisition. The company intends to acquire additional oil and gas leases from other oil and gas companies.

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

        Several major oil companies have recently placed numerous oil and gas properties out for competitive bidding. The Company currently does not have sufficient revenues or funds available to it to make a bid for such properties. The Company intends to raise additional capital through loans or the sale of equity securities in order to have sufficient funds to make a bid for such properties. There is no assurance that the Company will raise such additional capital and if the Company is unable to raise such capital, it may have to cease operations. At the present time, the Company has not identified any specific oil and gas leases which it intends to acquire and will only be able to make such determination upon raising said capital.

NET PRODUCTION

        As of the date hereof, the Company has acquired a 100% working interest, in one non- producing oil and gas lease. See "Item 2. Description of Properties."

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

COMPANY'S OFFICE

        The Company's offices are located at 4424 Skylane Avenue, Riverton, Wyoming 82501. Due to the limited operations and minimal expenses incurred by the Company, the office space and use of office equipment is being donated by Nucor, Inc., a corporation operated by Nick Bebout, the Company's President.

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

ITEM 3.        LEGAL PROCEEDINGS

        No material legal proceedings are pending to which the Company is a party or of which any of the Company' property is the subject matter. Further no legal proceedings are known to be contemplated by governmental authorities and no officer or director of the Company is a party to any litigation.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted during the fourth quarter of the calendar year covered by this report to a vote of security holders.

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        At December 31, 1998, the Company had 10 shareholders of record of its Common Stock.

        The Company has not paid any dividends since its inception and does not anticipate paying any dividends on its Common Stock in the foreseeable future.

        The Company's securities are traded over-the-counter on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "QTSN." The Company's Common Stock began trading during the fourth quarter of 1997 and as of the date of this Report and for each quarter during the most recently completed fiscal year the bid price was zero.

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

Statement of Operations and Accumulated Deficit Data:

Income                              $   -
Net Loss                            $   (3,692)
Net Loss per Share                  $  (0.0037)

Balance Sheet Data:
Total Assets                        $    31,916
 Liabilities                        $   -
 Stockholders' equity               $    31,916

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION

        The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been limited operations to date consisting of raising capital and the acquisition of one oil and gas lease.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL COMPONENTS

        Net cash used in operating activities was $2,192 for the year ended May 31, 1998. During fiscal 1996, the Company sold 1,000,000 shares of its Common Stock pursuant to Reg.504 of the Securities Act of 1933 (the "Act") to officers, directors and others, and raised $50,000. A portion of the foregoing funds were used for organizational matters and to acquire one oil and gas lease.
The Company has $25,791 cash on hand as of December 31, 1998.

CAPITAL RESOURCES

        The primary source of the Company's capital resources for fiscal 1999 will be cash on hand at December 31, 1998.

CAPITAL REQUIREMENTS

        The primary requirements for the Company's working capital during fiscal 1999 are expected to be the costs associated with maintaining its oil and gas lease, and general and administrative expenses.

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

        There were no revenues in fiscal 1998 or 1997.

        General and administrative expenses decreased by $467 from $2,559 in fiscal 1997 to $2,192 in fiscal 1998.

        Operations resulted in net loss of $3,692 or $.0037 per share in fiscal 1998 as compared to a net loss of $4,059 or $.0041 per share in fiscal 1997.


ITEM 8.   FINANCIAL STATEMENTS

        Financial statements meeting the requirements of Regulation S-X for the Company follow immediately.

                        REPORT OF INDEPENDENT ACCOUNTANTS




Board of Directors
Quintessence Oil Company, a Wyoming Corporation


We have audited the balance sheet of Quintessence Oil Company, a Wyoming Corporation, (A Development Stage Company) as of December 31, 1998 and 1997 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quintessence Oil Company, a Wyoming Corporation, (A Development Stage Company) at December 31, 1998 and 1997 and the results of its operations, changes in stockholders' equity and changes in its cash flows for the years then ended in conformity with generally accepted accounting principles.



                              /s/  Hocker, Lovelett, Hargens & Yennie, P.C.

                           Certified Public Accountants

Riverton, Wyoming
March 10, 1999

                            QUINTESSENCE OIL COMPANY
                              A Wyoming Corporation
                          (A Development Stage Company)


                                 BALANCE SHEETS
                           December 31, 1998 and 1997


                                     ASSETS

                                                           1998            1997
                                                           ----            ----
CURRENT ASSETS
    Cash                                                 $25,791         $27,983

PROPERTY AND EQUIPMENT
    Oil and gas working interest                           2,000           2,000

OTHER ASSETS (Note 1)
    Organization costs - net                               4,125           5,625
                                                         -------         -------

        Total Assets                                     $31,916         $35,608
                                                         =======         =======



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    None                                                   $   --      $   --

STOCKHOLDERS' EQUITY (Notes 1 and 2)
    Common Stock - $.00001 par value, 50,000,000
      shares authorized, 1,000,000 shares issued and
      outstanding                                                10          10

    Additional paid-in-capital                               42,490      42,490

    Retained earnings (deficit)                             (10,584)     (6,892)
                                                           --------    --------

        Total Liabilities and Stockholders' Equity         $ 31,916    $ 35,608
                                                           ========    ========


                       See accompanying notes to financial statements.

                            QUINTESSENCE OIL COMPANY
                              A Wyoming Corporation
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                 for the years ended December 31, 1998 and 1997


                                                           1998            1997
                                                           ----            ----

INCOME
    None                                                 $  --          $  --

OPERATING EXPENSES
    General and administrative expenses                    2,192          2,559
    Amortization                                           1,500          1,500
                                                         -------        -------

NET INCOME (LOSS)                                        $(3,692)       $(4,059)
                                                         =======        =======

NET INCOME (LOSS) PER SHARE                              $(.0037)       $(.0041)
                                                         =======        =======


The Company is in the development stage and has not commenced operations.

                 See accompanying notes to financial statements.

                            QUINTESSENCE OIL COMPANY
                              A Wyoming Corporation
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOW
                 for the years ended December 31, 1998 and 1997


                                                           1998           1997
                                                           ----           ----

CASH FLOWS PROVIDED BY
    (USED IN) OPERATIONS
        Net loss                                           $ (3,692)   $ (4,059)
        Adjustments to reconcile net income to
          net cash provided by operating activities:
           Amortization                                       1,500       1,500
                                                           --------    --------
                                                             (2,192)     (2,559)
                                                           --------    --------

CASH FLOWS PROVIDED BY
    (USED IN) INVESTING ACTIVITIES
        None                                                   --          --


CASH FLOWS PROVIDED BY
    (USED IN) FINANCING ACTIVITIES
        None                                                   --          --


INCREASE (DECREASE) IN CASH                                  (2,192)     (2,559)

CASH BEGINNING OF PERIOD                                     27,983      30,542
                                                           --------    --------

CASH END OF PERIOD                                         $ 25,791    $ 27,983
                                                           ========    ========

Income taxes paid                                          $   --      $   --
                                                           ========    ========

Interest paid                                              $   --      $   --
                                                           ========    ========


                 See accompanying notes to financial statements.

                            QUINTESSENCE OIL COMPANY
                              A Wyoming Corporation
                          (A Development Stage Company)


                 STATEMENT OF STOCKHOLDERS' EQUITY June 26, 1996
                      (Inception) through December 31, 1998

                                                                  Additional    Retained
                                            Common Stock           Paid-in      Earnings
                                         Shares       Amount       Capital      (Deficit)
                                         ------       ------       -------      ---------
BALANCE
    (Inception) June 26, 1996             --          $   --     $     --     $    --

ADD:
    Sale of 900,000 shares of
        common stock for
        $18,000 cash                   900,000             9       17,991          --

    Sale of 100,000 shares of
        common stock for
        $32,000 cash less
        $7,500 registration costs      100,000             1       24,449          --

Net (loss) for the period                                                        (2,833)
                                     ---------        ------     --------     ---------
BALANCE, December 31, 1996           1,000,000        $   10     $ 42,490     $  (2,833)

Net (loss) for the period                                                        (4,059)
                                     ---------        ------     --------     ---------
BALANCE, December 31, 1997           1,000,000        $   10     $ 42,490     $  (6,892)

Net (loss) for the period                                                        (3,692)
                                     ---------        ------     --------     ---------
BALANCE, December 31, 1998           1,000,000        $   10     $ 42,490     $ (10,584)
                                     =========        ======     ========     ==========

                 See accompanying notes to financial statements.

                            QUINTESSENCE OIL COMPANY
                              A Wyoming Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Organization:
        -------------

        Quintessence Oil Company was incorporated on June 26, 1996, under the laws of the State of Wyoming. The Company has adopted a year ending of December 31.

        The Company was organized to engage in the development, production and sale of oil and gas. Since its inception, the Company has been largely inactive and has conducted no significant operations. The Company has a 100% working interest in one undeveloped oil and gas lease.

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

        Summary of Significant Accounting Principles:
        ---------------------------------------------

        Registration and organization costs will include fee payments for legal expenses relating to the public stock offering. The offering was successful, and $7,500 of legal fees were charged to additional paid-in capital. The Company amortizes registration and organization costs over 60 months using the straight line method.

NOTE 2 - STOCKHOLDERS' EQUITY

        Public Stock Offering:
        ----------------------

        The Common Stock is being offered and sold pursuant to an exemption from registration contained in Reg. 504 of the Securities Act of 1933, as amended (the "Act"). Reg. 504 provides that the Company can sell securities with an aggregate offering price not exceeding $1,000,000 within a twelve month period without registration with the Securities and Exchange Commission.

        The shares so issued will be without restriction and may be resold in compliance with the Act. Applicable state laws, however, may impose restrictions on sales and resales. Pursuant to Reg. 504, the Company is not required to furnish any information to purchasers.


NOTE 3 - OFFICES AND EMPLOYEES

        The  Company's  office is  located  at 4424  Skylane  Avenue,  Riverton,
        Wyoming.

        The Company currently has no employees other than certain of its officers and directors and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The Company has no retirement, pension, profit sharing, or insurance plans covering its officers and directors.


NOTE 4 - INCOME TAXES

        The Company has incurred a net operating loss of $10,584 which can be carried forward to future years. The net operating loss will begin to expire n the year 2012.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in and/or disagreements with the Company's independent public accountants.


                                    PART III


ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

Officers and Directors
----------------------

Name                Age                Position
----                ---                --------

Nick Bebout          47                President, Treasurer and a member of the
                                       Board of Directors

Tom Kerr             65                Vice President and a member of the Board
                                       of Directors

Tom Swanson          46                Secretary and a member of the Board of
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

Nick Bebout - President, Treasurer and a member of the Board of Directors

        Mr. Bebout is a founder, President, Treasurer and a Directors of the Company. Since 1988, Mr. Bebout has been a member of the Board of Directors of U.S. Energy, Inc., a NASDAQ traded public company engaged in the minerals industry. From January 1988 to August 1995, Mr. Bebout was President, Treasurer and a member of the Board of Directors of S.W. Financial Corp., a Washington blank check corporation. Since June 1984, Mr. Bebout has been President of Nucor, Inc., an oil, gas and mineral exploration and development corporation. From January 1979 to December 1983, Mr. Bebout was Vice President of Corkill Drilling, a corporation which specialized in oil, gas and mineral exploration.

Thomas K. Kerr - Vice President and a member of the Board of Directors

        Mr. Kerr is a founder, Vice President and a member of the Board of Directors of the Company. From January 1988 to August 1995, Mr. Kerr was Vice President, Secretary and a member of the Board of Directors of S.W. Financial Corp., a Washington blank check corporation. From August 1958 to January 1988, Mr. Kerr was a sales representative with Massachusetts Mutual Life Insurance Company, Mr. Kerr was also a District Manager. From January 1988 to June 1988, Mr. Kerr was employed with Independent Insurance Agents & Brokers of Spokane and Walla Walla. Washington. Since June 1988, Mr. Kerr has been a sales representative with Guardian Life Insurance Company of America.

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


ITEM 11.       EXECUTIVE COMPENSATION

        The Company anticipates entering into employment agreements with its officers in the near future, the terms of which are undecided at the present time. Directors do not receive compensation for their services as directors and are not reimbursed for expenses incurred in attending board meetings. The Company has not paid any salaries in 1998 and will not initiate the payment of salaries until it becomes profitable to do so.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

        The following table sets forth as of March 15, 1999, the Common Stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually and all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.


Name and address                               Number of             Percent
of owner                                        Shares              of Class
----------------                                ------              --------

Officers and Directors
----------------------

Nick Bebout                                    218,750                21.88%
1606 Major Avenue
Riverton, Wyoming 82501

Tom Kerr                                             0                 0.00%
P. O. Box 3973
Spokane, Washington 99220

Tom Swanson                                    175,000                17.50%
P. O. Box 3215
Casper, Wyoming 82601

All officers and                               393,750                39.38%
directors as a
group (3 persons)

Other Beneficial Holders
------------------------

Eli Bebout                                     118,750                11.88%
112 Big Bend
Riverton, Wyoming 82501

Bebout Family Trust [1]                         37,500                 3.75%
112 Big Bend
Riverton, Wyoming 82501

Bebout Land & Livestock, Co. [2]                37,500                 3.75%
112 Big Bend
Riverton, Wyoming 82501

John E. Orr and Linda E. Erkkila               175,000                17.50%
200 Columbine Drive
Casper, Wyoming 82604

Michael D. Zwickl                              195,000                19.50%
123 S. Durbin
Casper, Wyoming 82601

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

Name                                      Total Consideration    Shares Acquired
----                                      -------------------    ---------------

Eli Bebout                                     $ 2,000.00            100,000
112 Big Bend
Riverton, Wyoming 82501

Bebout Family Trust                            $   750.00             37,500
112 Big Bend
Riverton, Wyoming 82501

Bebout Land & Livestock Co.                    $   750.00             37,500
112 Big Bend
Riverton, Wyoming 82501

John E. Orr and Linda E. Erkkila               $ 3,500.00            175,000
200 Columbine Drive
Casper, Wyoming 82604

Tom Swanson                                    $ 3,500.00            175,000
P. O. Box 3215
Casper, Wyoming 82601

Michael D. Zwickl                              $ 3,500.00            175,000
137 North Beech
Casper, Wyoming 82601

Nick Bebout                                    $ 4,000.00            200,000
1606 Major Avenue
Riverton, Wyoming 82501

     TOTAL                                     $18,000.00            900,000

        On October 9, 1996, the Company issued 100,000 shares of Common Stock to the following individuals and corporations in consideration of the payment of $0.32 per share in cash.

Name                                      Total Consideration    Shares Acquired
----                                      -------------------    ---------------

Eli Bebout                                     $ 6,000.00             18,750
112 Big Bend
Riverton, Wyoming 82501

Nick Bebout                                    $ 6,000.00            18,750
1606 Major Avenue
Riverton, Wyoming 82501

Bill Farleigh                                  $ 6,400.00             20,000
P. O. Box 3215
Casper, Wyoming 82602

Ken Freemole                                   $ 6,400.00             20,000
4831 Dexter
Casper, Wyoming 82609

Hayden Investments                             $   800.00              2,500
675 Fairview Drive
Suite 246
Carson City, Nevada 89701

Michael D. Zwickl                              $ 6,400.00             20,000
123 S. Durbin
Casper, Wyoming

     TOTAL                                     $32,000.00            100,000

LEASE PURCHASE FROM EDWARD CALVERT

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

        The consideration for the assignment of the foregoing lease was $2,000 which has been paid and a 5% overriding royalty. The foregoing lease has never produced oil and/or gas and there is no assurance that the lease will ever produce oil and/or gas or that the Company will ever explore for oil and/or gas on the foregoing lease. Mr. Calvert is Nick Bebout's brother-in-law.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K.

(a)  Financial Statements are contained in Item 8.

(b)  Reports on Form 8-K

No reports on Form 8-K have been during the year ended December 31,1998.

(c)  Exhibits.

Exhibit
   No.     Description
--------   ------------

        The following documents are incorporated herein by reference from the Company's Form 10, file number 0-21811, filed with the Securities and Exchange Commission on December 3, 1996.

3.1        Articles of Incorporation.

3.2        Bylaws of the Company.

        The following documents are filed as a part of this December 31, 1998 Form 10-K

27         Financial Data Schedule.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           QUINTESSENCE OIL COMPANY
                                           (Company)


Date:   March 22, 1999                 By:   /s/   Nick Bebout
                                           -------------------------------------
                                           NICK BEBOUT, President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





Date:  March 22, 1999                  By:   /s/   Nick Bebout
                                           -------------------------------------
                                           NICK BEBOUT, Director, President
                                           and Treasurer


Date:  March 22, 1999                  By:   /s/   Tom Kerr
                                           -------------------------------------
                                           TOM KERR, Director and Vice President


Date: March 22, 1999                   By:  /s/   Tom Swanson
                                           -------------------------------------
                                           TOM SWANSON, Director and Secretary