Form 10QSB
period 1999-03-31
QUINTESSENCE OIL CO
filed 1999-05-17
CIK 1018675

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999, or

[ ] Transition report under section 13 or 15(d) of the Exchange Act for the transition period from ____ to ____

Commission file number:  000-21811

                            QUINTESSENCE OIL COMPANY
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Wyoming                                     83-0317306
  (State of Incorporation)                (I.R.S. Employer Identification No.)


                   4424 Skylane Avenue Riverton, Wyoming 82501
                    (Address of Principal Executive Offices)

                                 (307) 856-1577
                (Issuer's Telephone Number, Including Area Code)

              (Former Name, Former Address and Former fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]


As of May 10, 1999, the Issuer had 5,870,000 shares of Common Stock, par value $0.00001, outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            QUINTESSENCE OIL COMPANY
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                Table of Contents

                                                                                          Page
                                                                                          ----


                                PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

        Balance Sheet at March 31, 1999 (unaudited)

        Statements of Operations for the three months ended March 31, 1999 and 1998 (unaudited)

        Statements of Cash Flows for the three months ended March 31, 1999 and 1998 (unaudited)

        Notes to Consolidated Financial Statements (unaudited)

Item 2.  Management's Discussion and Analysis or Plan of Operations

        General

        Results of Operations

        Liquidity and Capital Resources

                                  PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signature

Exhibit Index

                            QUINTESSENCE OIL COMPANY
                              A Wyoming Corporation
                          (A Development Stage Company)

                                  BALANCE SHEET

                                     ASSETS


                                                                            March 31,      December 31,
                                                                              1999           1998
                                                                          --------------  ---------------
                                                                            (unaudited)    (unaudited)
CURRENT ASSETS
Cash                                                                         $  4,039        $ 25,791

PROPERTY AND EQUIPMENT
Oil & Gas Working Interest                                                   $  2,000        $  2,000

OTHER ASSETS (Note 1)
Organization costs - net                                                     $  3,750        $  4,125
                                                                             --------        --------

            Total Assets                                                     $  9,789        $ 31,916
                                                                             ========        ========


                             LIABILITIES AND STOCKHOLDERS EQUITY


CURRENT LIABILITIES                                                                  0               0

STOCKHOLDERS EQUITY (Notes 1 and 2)
Common Stock - $0.00001 par value,
50,000,000 shares authorized
5,870,000 shares issued and outstanding                                      $     58        $     10


Additional paid in capital                                                   $ 47,312        $ 42,490

Retained earnings (deficit)                                                  $(37,581)       $(10,584)
                                                                             --------        --------

            Total Liabilities and Stockholders' equity                       $  9,789        $ 31,916
                                                                             ========        ========


                 See accompanying notes to financial statements

                            QUINTESSENCE OIL COMPANY
                              A Wyoming Corporation
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (unaudited)


                                  Three Months        Three Months
                                    Ended               Ended
                                   March 31,           March 31,
                                     1999               1998
                                  -----------        -----------
INCOME
None                                       --                 --

OPERATING EXPENSES
General and
    Administrative Expenses       $    26,622        $       128
Amortization                      $       375        $       375
                                  -----------        -----------
NET (LOSS)                        $   (26,247)       $      (503)
                                  ===========        ===========

NET (LOSS) PER SHARE              $   (0.0045)       $   (0.0005)
                                  ===========        ===========

WEIGHTED AVERAGE
NUMBER SHARES
OUTSTANDING                         1,067,639          1,000,000
                                  ===========        ===========

The Company is in the development stage and has not commenced operations.




                 See accompanying notes to financial statements.

                            QUINTESSENCE OIL COMPANY
                              A Wyoming Corporation
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOW

                                   (unaudited)


                                                               3 Months      3 Months
                                                                Ended          Ended
                                                            March 31, 1999  March 31, 1998
CASH FLOW PROVIDED (USED)
IN OPERATIONS
Net loss                                                      $(26,247)       $   (503)
Adjustments to reconcile net income to net cash                    375             375
   provided by operating activities amortization
                                                              --------        --------
                                                              $ 25,872        $   (128)

CASH FLOW PROVIDED (USED) IN INVESTING ACTIVITIES                   --              --
None

CASH FLOW PROVIDED (USED) IN FINANCING ACTIVITIES             $  4,870

NET (DECREASE) IN CASH                                        $(21,377)       $   (128)

CASH BEGINNING OF PERIOD                                      $ 27,983        $ 27,983
                                                              --------        --------

CASH END OF PERIOD                                            $  4,039        $ 27,855
                                                              ========        ========

INTEREST PAID                                                       --              --
                                                              ========        ========

INCOME TAXES PAID                                                   --              --
                                                              ========        ========



                 See accompanying notes to financial statements

                            QUINTESSENCE OIL COMPANY
                              A Wyoming Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements

1. BASIS OF PRESENTATION

   The accompanying financial information is unaudited, but, in the opinion of management, reflects all adjustments (which include only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

2. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Organization: Quintessence Oil Company was incorporated on June 26, 1996, under the laws of the State of Wyoming. The Company has adopted a year ending of December 31.

   The Company was organized to engage in the development, production and sale of oil and gas. Since its inception, the Company has been largely inactive and has conducted no significant operations. The Company owns one gas lease.

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

                            QUINTESSENCE OIL COMPANY
                              A Wyoming Corporation
                          (A Development Stage Company)

                          Notes to Financial Statements

   Summary of Significant Accounting Principles:

   Registration costs included fee payments for legal expenses relating to the public stock offering. The offering was successful, and $7,500 of legal fees were charged to additional paid-capital.

   The Company amortizes organization costs over 60 months using the straight line method.

3. STOCKHOLDERS' EQUITY

   Public Stock Offering:

   The Common Stock offered and sold pursuant to an exemption from registration contained in Regulation 504 of the Securities Act of 1933, as amended, (the "Act"). Regulation 504 provides that the Company can sell securities with an aggregate offering price not exceeding $1,000,000 within a twelve (12) month period without registration with the Securities and Exchange Commission.

   On March 25th, 1999, the Company sold 4,870,000 shares in a private placement at $0.001 per share.

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

                            QUINTESSENCE OIL COMPANY
                              A Wyoming Corporation
                          (A Development Stage Company)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

GENERAL

The following is Management's discussion and analysis of significant factors which have affected the Company's liquidity, capital resources and results of operations.

RESULTS OF OPERATIONS

There were no revenues or operations for the periods ended March 31, 1999 and 1998. Expenses consisted of administration and accounting fees.

LIQUIDITY AND CAPITAL RESOURCES

The Company is a development stage company as defined in Statement of Financial Accounting Standards No. 7.

Current assets at March 31, 1999 and at December 31, 1998 were $4,039 and $25,791, respectively, and consisted entirely of cash.

There were no liabilities at March 31, 1999.

On April 29, 1999, the Company entered into a letter of intent with the shareholders of IPSL, Inc. ("IPSL") pursuant to which the Company proposed to issue 1,500,000 shares of its common stock in exchange for all of the issued and outstanding shares of common stock of IPSL. The parties intend to consummate the transaction, subject to drafting and negotiating definitive documentation, by May 30, 1999.

                                  PART II. OTHER INFORMATION


 Item 1.          Legal Proceedings.

                  None.

 Item 2.          Changes in Securities.

                  None.

 Item 3.          Defaults Upon Senior Securities.

                  None.

 Item 4.          Submission of Matters to a Vote of Security Holders.

                  None.

 Item 5.          Other Information.

                  None.

 Item 6.          Exhibits and Reports on Form 8-K.

                  (a) Exhibits:

                       10.1 Letter of Intent by and between the
                            Registrant and IPSL, Inc., dated April
                            29, 1999.

                       27.1 Financial Data Schedule

                  (b) Reports on Form 8-K.

                       On April 19, 1999, the Registrant filed a Form
                  8-K pursuant to which the Registrant reported a change in control pursuant to Item 1 of Form 8-K which occurred pursuant to the terms and provisions of a Stock Purchase Agreement dated as of March 26, 1999. In connection therewith, the Registrant sold 4,870,000 shares of its Common Stock to the purchasers identified.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       QUINTESSENCE OIL COMPANY


                                       By:  /s/ RAYMOND B. WEDEL, JR.
                                            ------------------------------
                                            Name: Raymond B. Wedel, Jr.
                                            Title: President


Date: May 14, 1999