Form 10QSB
period 1999-06-30
QUINTESSENCE OIL CO
filed 1999-08-16
CIK 1018675

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

  X    Quarterly report under section 13 or 15(d) of the Securities Exchange
-----  Act of 1934 for the quarterly period ended June 30, 1999 or

       Transition report under section 13 or 15(d) of the Securities Exchange ----- Act for the transition period from _______ to _______

Commission file number:  000-21811

                            QUINTESSENCE OIL COMPANY
        (Exact Name of Small Business Issuer as Specified In Its Charter)

         Wyoming                                       83-0317306
 (State of Incorporation)                   (I.R.S. Employer Identification No.)


                    2932 Thorne Drive, Elkhart, Indiana 46514
                    (Address of Principal Executive Offices)
                                 (219) 264-2628
                (Issuer's Telephone Number, Including Area Code)

                  4424 Skylane Avenue, Riverton, Wyoming 82501
              (Former Name, Former Address and Former fiscal Year,
                         if Changed Since Last Report)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
   ----    ----

As of June 30, 1999, the Issuer had 7,370,000 shares of Common Stock, par value $0.00001, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                                ----  ----

                            QUINTESSENCE OIL COMPANY
                                   FORM 10-QSB
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                Table of Contents
                                                                            PAGE
                                                                            ----

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet at June 30, 1999 (unaudited)                            3

         Statements of Operations for the six months
         ended June 30, 1999 and 1998 (unaudited)                              4

         Statements of Cash Flows for the six months
         ended June 30, 1999 and 19998 (unaudited)                             5

         Notes to Consolidated Financial Statements (unaudited)                6

Item 2.  Management's Discussion and Analysis or Plan of Operations            8

         General                                                               8

         Results of Operations                                                 8

         Liquidity and Capital Resources                                       8

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                     9

Item 2.  Change in Securities                                                  9

Item 3.  Defaults upon Senior Securities                                       9

Item 4.  Submission of Matters to a Vote of Security Holders                   9

Item 5.  Other Information                                                     9

Item 6.  Exhibits and Reports on Form 8-K                                      9

Signature                                                                     10

Exhibit Index


                                          QUINTESSENCE OIL COMPANY
                                           A WYOMING CORPORATION


                                               BALANCE SHEET

                                                  ASSETS

                                                                June 30,                     December 31,
                                                                  1999                          1998
                                                               (unaudited)                    (audited)
                                                             --------------                 --------------
CURRENT ASSETS

Cash & Marketable Securities                                 $     196,793                  $      25,791
Accounts Receivable                                                    876                            -0-
Inventory                                                        1,035,963                            -0-

PROPERTY AND EQUIPMENT                                          11,983,918                          2,000

OTHER ASSETS (Note 2)                                                3,375                          4,125
Organization costs - net
                                                             --------------                 --------------

Total Assets                                                 $  13,220,925                  $      31,916
                                                             ==============                 ==============


                                     LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES

Accounts Payable                                             $      43,806                  $         -0-
Accrued Expenses                                                    30,089                            -0-
Notes Payable                                                        4,000                            -0-

OTHER LIABILITIES                                                  120,000                            -0-

STOCKHOLDERS EQUITY (Notes 1,2 and 3)
Common Stock - $0.00001 per value,
7,370,000 shares issued and outstanding                                 74                             10

Additional paid in capital                                      13,172,296                         42,490

Retained earnings (deficit)                                       (149,340)                       (10,584)
                                                             --------------                 --------------

Total Liabilities and Stockholders' Equity                   $  13,220,925                  $      31,916
                                                             ==============                 ==============

                  See accompanying notes to financial statements


                                                QUINTESSENCE OIL COMPANY
                                                 A WYOMING CORPORATION

                                                STATEMENT OF OPERATIONS
                                                      (UNAUDITED)

                                                 Three Months        Three Months       Six Months       Six Months
                                                     Ended               Ended             Ended            Ended
                                                    June 30             June 30           June 30          June 30
                                                     1999                1998              1999              1998
                                                 ------------------------------------------------------------------

INCOME                                           $    86,537         $     -0-        $    86,537         $     -0-

OPERATING EXPENSES
General & Administrative Expenses                    133,223             1,078            159,845             1,206
Depreciation & Amortization                           66,643               375             67,018               750

NET (LOSS)                                          (113,329)           (1,453)          (140,326)           (1,956)

NET (LOSS) PER SHARE                                  (0.018)           (0.001)            (0.022)           (0.002)

WEIGHTED AVERAGE
NUMBER SHARES
OUTSTANDING                                        6,370,000         1,000,000          6,370,000         1,000,000


The Company commenced operations May 28, 1999.


                 See accompanying notes to financial statements.


                                                QUINTESSENCE OIL COMPANY
                                                 A WYOMING CORPORATION

                                                STATEMENT OF CASH FLOW

                                                     (unaudited)


                                                                               Six Months                Six Months
                                                                                  Ended                     Ended
                                                                              June 30, 1999             June 30, 1998
                                                                              -------------             -------------

CASH FLOW PROVIDED (USED)
IN OPERATIONS
Net loss                                                                          (140,326)                   (1,956)
Adjustments to reconcile net income to net cash
  provided by operating activities                                                 109,848                       750
                                                                              -------------             -------------
                                                                                   (30,458)                   (1,206)

CASH FLOW PROVIDED (USED) IN
INVESTING ACTIVITIES
None

CASH FLOW PROVIDED (USED) IN
FINANCING ACTIVITIES                                                                 8,870                       -0-

NET (DECREASE) IN CASH                                                             (21,588)                   (1,206)

CASH BEGINNING OF PERIOD                                                            25,791                    27,983
                                                                              -------------             -------------

CASH END OF PERIOD                                                                   4,203                    26,777
                                                                              -------------             -------------

INTEREST PAID

INCOME TAXES PAID



                 See accompanying notes to financial statements

                            QUINTESSENCE OIL COMPANY
                              A WYOMING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying financial information is unaudited, but, in the opinion of the management, reflects all adjustments (which included only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have bee condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

2.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization: Quintessence Oil Company was incorporated on June 26, 1996. Under the laws of the State of Wyoming. The Company has adopted a year ending of December 31.

The Company was organized to engage in the development, production and sale of oil and gas. Since its inception, the Company has bee largely inactive and has conducted no significant operations. The Company does not own any operating oil and gas leases.

Because of the speculative nature of the Company, there are significant risks which are summarized as follows:

              Newly formed company with no operating history.

              Limited funds available for development and production.

The Company was considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7, prior to May 28, 1999. There had been no operations since incorporation. On May 28th, the company entered the transportation technology industry where its core business is the manufacturing and marketing of marine pleasure boat engines.

                            QUINTESSENCE OIL COMPANY
                              A WYOMING CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


      Summary of Significant Accounting Principles:
      ---------------------------------------------

      Registration costs included fee payments for legal expenses relating to public stock offering. The offering was successful, and $7,500 of legal fees were charged to additional paid-capital.

      The Company amortizes organization costs over 60 months using the straight line method.

3.    STOCKHOLDERS' EQUITY

      Public Stock Offering:
      ----------------------

On July 2, 1996 and October 9, 1996, the Company issued a total of 1,000,000 shares of common stock pursuant to an exemption from registration contained in Regulation 504 of the Securities Act of 1933, as amended, (the "Act"). Regulation 504 provides that the Company can sell securities with an aggregate offering price not exceeding $1,000,000 within a twelve (12) month period without registration with the Securities and Exchange Commission.

On March 25th, 1999, the Company sold 4,870,000 shares in a private placement at $0.001 per share.

On May 28th, 1999, the company issued 1,500,000 shares of its common stock in exchange for 100% of the outstanding stock of IPSL, Inc. The acquisition of IPSL brought to the company the rights, patents, tooling, designs, machinery, inventory and facilities to commence production of the Torque V-12 Engine. The engine, designed especially for the pleasure boating industry, is a 14-liter, 90 degree, sequentially fuel injected, advanced V-12, all aluminum, light weight, powerful engine that delivers 900 horsepower and 1100 foot pounds of torque on pump gasoline.

4.    OFFICES AND EMPLOYEES

The Company's office is located at 2932 Thorne Drive, Elkhart, Indiana. The Company currently has 11 employees other than certain of its officers and directors and anticipates a need to engage more full-time employees.

                            QUINTESSENCE OIL COMPANY
                              A WYOMING CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

      GENERAL

The following is Management's discussion and analysis of significant factors which have affected the Registrant's liquidity, capital resources and results of operations.

      RESULTS OF OPERATIONS

There were no revenues or operations for the periods ended June 30, 1998 and minimal revenues or operations for the period ended June 30, 1999.

      LIQUIDITY AND CAPITAL RESOURCES

      Current assets at June 30, 1999 and 1998 were $1,233,632 and $26,777 respectively.

      There were $197,895 of current liabilities at June 30, 1999 and no liabilities at June 30, 1998

                 PART II.     OTHER INFORMATION

Item 1.          Legal Proceedings.
                 ------------------

                 None.

Item 2.          Changes in Securities.
                 ----------------------

                 None.

Item 3.          Defaults Upon Senior Securities.
                 --------------------------------

                 None.

Item 4.          Submission of Matters to a Vote of Security Holders.
                 ----------------------------------------------------

                 None.

Item 5.          Other Information.
                 ------------------

                 None.

Item 6.          Exhibits and Reports on Form 8-K.
                 ---------------------------------

                 (a)  Exhibits:

                      27. Financial Data Schedule

                 (b)  Reports on Form 8-K.

                  On June 10th, 1999, the registrant filed a Form 8-K pursuant to which the registrant reported pursuant to item 5, the issuance of 1,500,000 shares of its common stock in exchange for 100% of the outstanding common stock of IPSL, Inc., pursuant to terms and provisions of a plan and agreement of reorganization dated May 21, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              QUINTESSENCE OIL COMPANY


                                             By: /S/Raymond B. Wedel, Jr.
                                                --------------------------------
                                                 Name:  Raymond B. Wedel, Jr.
                                                 Title:  President


Date:  August 13, 1999