Form 10QSB
period 1999-09-30
QUINTESSENCE OIL CO
filed 1999-11-22
CIK 1018675

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

 X Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999 or

___ Transition report under section 13 or 15(d) of the Exchange Act for the transition period from _______ to _______

Commission file number:  000-21811


                         TORQUE ENGINEERING CORPORATION
        (Exact Name of Small Business Issuer as Specified In Its Charter)

        Delaware                                       83-0317306
(State of Incorporation)                   (I.R.S. Employer Identification No.)

                    2932 Thorne Drive, Elkhart, Indiana 46514
                    (Address of Principal Executive Offices)

                                 (219) 264-2628
                (Issuer's Telephone Number, Including Area Code)

                            Quintessence Oil Company
              (Former Name, Former Address and Former fiscal Year,
                         if Changed Since Last Report)


Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

As of September 30, 1999 the Issuer had 7,831,540 shares of Common Stock, par value $0.00001, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ____ No X

                         TORQUE ENGINEERING CORPORATION
                                   FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                                Table of Contents
                                                                         PAGE
                                                                         ----

                PART I.         FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheet at September 30, 1999 (unaudited)

         Statements of Operations for the nine months ended September 30, 1999 and 1998 (unaudited)

         Statements of Cash Flows for the nine months ended September 30, 1999 and 1998 (unaudited)

         Notes to Consolidated Financial Statements (unaudited)

Item 2.  Management's Discussion and Analysis or Plan of Operations

         General

         Results of Operations

         Liquidity and Capital Resources

                PART II.        OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Change in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signature

Exhibit Index

                         TORQUE ENGINEERING CORPORATION
                             A DELAWARE CORPORATION


                                  BALANCE SHEET

                                     ASSETS

                                            September 30,          December 31,
                                                1999                   1998
                                                ----                   ----
                                            (unaudited)             (audited)

CURRENT ASSETS

Cash & Marketable Securities                $ 1,390,759            $   25,791
Accounts Receivable                              22,928                    -0-
Inventory                                     1,055,011                    -0-

PROPERTY, EQUIPMENT & GOODWILL               12,072,339                 2,000
OTHER ASSETS (Note 2)
Organization costs - net                          3,000                 4,125
                                            ------------           -----------
Total Assets                                $14,544,036            $   31,916
                                            ------------           -----------


                       LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES

Accounts Payable                            $   146,777            $       -0-
Notes Payable                                    21,600                    -0-

OTHER LIABILITIES                                60,000                    -0-

STOCKHOLDERS EQUITY (Notes 1,2 and 3)
Common Stock - $0.00001 per value,
7,831,540 shares issued and outstanding              78                    10

Additional paid in capital                   14,683,956                42,490

Retained earnings (deficit)                    (368,376)              (10,584)
                                            ------------           -----------

Total Liabilities and Stockholders' Equity  $14,544,036            $   31,916
                                            ------------           -----------




                 See accompanying notes to financial statements

                         TORQUE ENGINEERING CORPORATION
                             A DELAWARE CORPORATION

                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                 Three Months      Three Months       Nine Months       Nine Months
                                                    Ended             Ended              Ended             Ended
                                                 September 30      September 30      September 30      September 30
                                                     1999              1998              1999              1998
                                                 -------------     -------------     -------------     -------------
INCOME                                           $    119,880      $         -0-     $    206,417      $         -0-

OPERATING EXPENSES
General &
  Administrative Expenses                             135,766               616           295,611             1,822
Depreciation & Amortization                           201,581               375           268,599             1,125

NET (LOSS)                                       $   (217,466)     $       (991)     $   (357,792)    $      (2,947)

NET (LOSS) PER SHARE                             $     (0.029)     $     (0.001)     $     (0.048)    $      (0.003)

WEIGHTED AVERAGE
NUMBER SHARES
OUTSTANDING                                         7,446,923         1,000,000         7,446,923         1,000,000


The Company commenced operations May 28, 1999.








                 See accompanying notes to financial statements.

                         TORQUE ENGINEERING CORPORATION
                             A DELAWARE CORPORATION

                             STATEMENT OF CASH FLOW

                                   (unaudited)


                                            Nine Months          Nine Months
                                               Ended                Ended
                                         September 30, 1999   September 30, 1998

CASH FLOW PROVIDED (USED)
IN OPERATIONS
                                            $ (357,792)          $   (2,947)
Adjustments to reconcile net income
  to net cash provided by operating
  activities                                   136,090                1,125
                                            -----------          -----------
                                              (221,702)              (1,822)

CASH FLOW PROVIDED (USED) IN
INVESTING ACTIVITIES
None

CASH FLOW PROVIDED (USED) IN
FINANCING ACTIVITIES                         1,500,005                   -0-

NET (DECREASE) IN CASH                      (1,278,303)              (1,822)

CASH BEGINNING OF PERIOD                        25,791               27,983

CASH END OF PERIOD                          $1,304,094           $   26,161
                                            -----------          -----------

INTEREST PAID

INCOME TAXES PAID








                 See accompanying notes to financial statements

                         TORQUE ENGINEERING CORPORATION
                             A DELAWARE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying financial information is unaudited, but, in the opinion of the management, reflects all adjustments (which included only normally recurring adjustments) necessary to present fairly the Company's financial position, operating results and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The results of operations for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

On October 18, 1999, the registrant re-incorporated in the State of Delaware and changed its name to Torque Engineering Corporation.

    Summary of Significant Accounting Principles:
    ---------------------------------------------

Registration costs included fee payments for legal expenses relating to public stock offering. The offering was successful, and $7,500 of legal fees were charged to additional paid-capital.

The Company amortizes organization costs over 60 months using the straight line method.

                         TORQUE ENGINEERING CORPORATION
                             A DELAWARE CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


3.  STOCKHOLDERS' EQUITY

    Public Stock Offering:
    ----------------------

On July 2nd 1996 and October 9th 1996 the company issued a total of 1,000,000 shares pursuant to an exemption from registration contained in Regulation 504 of the Securities Act of 1933, as amended, (the "Act"). Regulation 504 provides that the Company can sell securities with an aggregate offering price not exceeding $1,000,000 within a twelve (12) month period without registration with the Securities and Exchange Commission.

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

On September 15, 1999 the Registrant raised an aggregate of $1,500,005.00 by selling 461,540 shares of Restricted Common Stock at $3.25 per share. Such shares were sold in a private placement to persons theretofore unaffiliated with the company.

On October 7, 1999 the shareholders voted the 1999 Stock Option Plan allowing 500,000 shares of common stock be available for the issuance of options.

4.  OFFICES AND EMPLOYEES

The Company's office is located at 2932 Thorne Drive, Elkhart, Indiana. The Company currently has 11 employees other than certain of its officers and directors and anticipates a need to engage more full-time employees.

                         Torque Engineering Corporation
                             A Delaware Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

    GENERAL

The following is Management's discussion and analysis of significant factors which have affected the Registrant's liquidity, capital resources and results of operations.

    RESULTS OF OPERATIONS

There were no revenues or operations for the periods ended September 30, 1998 and minimal revenues or operations for the period ended September 30, 1999.

    LIQUIDITY AND CAPITAL RESOURCES

Current assets at September 30, 1999 and 1998 were $2,468,698 and $25,791 respectively.

There were $168,377 of current liabilities at September 30, 1999 and no liabilities at September 30, 1998

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

         None.

Item 3.  Defaults Upon Senior Securities.
         --------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------


On or about October 18, 1999 the Quintessence Oil Company completed a re-incorporation merger with and into its wholly-owned subsidiary Torque Engineering Corporation, a Delaware Corporation, (the "Registrant"). The re-incorporation from Wyoming to Delaware and the change of the name to Torque Engineering Corporation was approved at a shareholders meeting that was held on October 7, 1999. In addition, the shareholders approved the 1999 Stock Option Plan allowing 500,000 shares of common stock be available for issuance of options.

Item 5.  Other Information.
         ------------------

         None.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)   Exhibits:

               None

         (b)   Reports on Form 8-K.

               None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 TORQUE ENGINEERING CORPORATION


                                                 By: /s/ Raymond B. Wedel
                                                    ----------------------------
                                                    Name: Raymond B. Wedel
                                                    Title: President

Date:  November 22,  1999