Form 10KSB
period 1999-12-31
TORQUE ENGINEERING CORP
filed 2000-05-25
CIK 1018675

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-21811

                         TORQUE ENGINEERING CORPORATION
                 (Name of small business issuer in its charter)

             Delaware                                          83-0317306
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                    2932 Thorne Drive, Elkhart, Indiana 46514
          (Address of principal executive offices, including ZIP Code)

Issuer's telephone number:  (219) 264-2628

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[ ] No [ X ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year ended December 31, 1999 were $91,300.

         The aggregate market value of the 2,546,272 shares of the issuer's outstanding common stock held by non-affiliates of the issuer was $3,819,408 as of May 15, 2000, based on the closing bid price of $1.50 per share as reported on the OTC Bulletin Board on that date.

         The issuer had 7,832,940 shares of its common stock issued and outstanding as of May 15, 2000, the latest practicable date before the filing of this report.

                         TORQUE ENGINEERING CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-KSB

                                                                                                               Page

PART I   .........................................................................................................1
         Item 1.           Description of Business................................................................1
         Item 2.           Description of Property...............................................................11
         Item 3.           Legal Proceedings.....................................................................11
         Item 4.           Submission of Matters to a Vote of Security Holders...................................11

PART II  ........................................................................................................12
         Item 5.           Market for Common Equity and Related Stockholder Matters..............................12
         Item 6.           Management's Discussion and Analysis..................................................15
         Item 7.           Financial Statements..................................................................18
         Item 8.           Changes In and Disagreements With Accountants on Accounting and
                           Financial Disclosure..................................................................18

PART III ........................................................................................................18
         Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance
                           with Section 16(a) of the Exchange Act................................................18
         Item 10.          Executive Compensation................................................................21
         Item 11.          Security Ownership of Certain Beneficial Owners and Management........................23
         Item 12.          Certain Relationships and Related Transactions........................................25
         Item 13.          Exhibits and Reports on Form 8-K......................................................26

SIGNATURES.......................................................................................................28


                                     PART I

         The matters addressed in this report on Form 10-KSB, with the exception of the historical information presented, contain forward-looking statements involving risks and uncertainties. Torque Engineering's actual results could differ materially from those expressed or implied in these forward-looking statements as a result of certain factors, including those factors set forth in the Description of Business, Risk Factors and Disclosure Regarding Forward Looking Statements section and elsewhere in this report.

ITEM 1.           DESCRIPTION OF BUSINESS.

         Torque Engineering Corporation was formerly known as Quintessence Oil Company. Quintessence Oil was formed under Wyoming law on June 26, 1996 to purchase, develop and operate oil and gas leases. On December 3, 1996, Quintessence Oil voluntarily filed a registration statement on Form 10 with the SEC to become a publicly reporting company. Prior to May 28, 1999, Quintessence Oil was essentially inactive and had no operations. Quintessence Oil had previously acquired one undeveloped oil and gas lease, but had not initiated drilling or other production operations.

         In May 1999, Quintessence Oil's new management began the first phase of a transition from an inactive oil and gas company to a manufacturer of high-performance production engines for the boating and transportation industry. On May 28, 1999, Quintessence Oil issued 1,500,000 shares of its common stock to acquire IPSL, Inc. Prior to that, on approximately April 29, 1999, IPSL acquired the proprietary rights to continue to research and develop the Torque V-12, an aluminum, gasoline-powered engine for the luxury off-shore marine industry, in exchange for $3 million in cash. By acquiring IPSL and other assets, Quintessence Oil obtained those same proprietary rights. On November 17, 1999, Quintessence Oil re-incorporated under Delaware law and changed its name to Torque Engineering Corporation.

         Torque Engineering's current management has experience in the design and production of high-performance, marine race and pleasure engines. Beginning in 1986, under the name Lightning Performance Products, Inc., Torque Engineering's current president and chief operating officer, Raymond B. Wedel, Jr., developed and sold after-market performance-enhanced parts and equipment for marine racing and pleasure engines.

         The high-performance marine race and pleasure engines Lightning Performance originally produced were custom-made. As a result, the market for these products was extremely limited. In early 1992, Mr. Wedel sold Lightning Performance to Richard Streffling where Lightning Performance, as an Indiana corporation under the name Torque Engineering continued operations. Mr. Wedel joined that business after the sale and began to transition it from the production of race engines to the development of a light-weight, high-power marine engine which could be built on a production-line basis for the luxury performance pleasure craft industry.

         In 1997, Mr. Wedel left the prior Torque Engineering to pursue other opportunities in the marine industry. However, that company, utilizing many of the same employees who worked for Mr. Wedel, continued to develop the Torque V-12. In 1999 IPSL purchased the assets and proprietary rights to continue to research and develop the Torque V-12 from the prior Torque Engineering entity for $3 million in cash.

         On May 21, 1999, Quintessence Oil and IPSL entered into a Plan and Agreement of Reorganization under which Quintessence Oil agreed to acquire all of the issued and outstanding shares of common stock of IPSL. Under the plan, IPSL's sole shareholder, Michel Attias, irrevocably granted Quintessence Oil the right to exchange 1,500,000 shares of its common stock for all of the outstanding shares of common stock of IPSL at any time prior to June 15, 1999. On May 28, 1999 Quintessence Oil exercised its right to close the transaction and to acquire IPSL and the assets and proprietary rights to research and develop the Torque V-12. As described above, Quintessence Oil then reincorporated and changed its name to Torque Engineering.

         Since acquiring IPSL and the rights to develop and manufacture the Torque V-12, Torque Engineering has formulated a plan of operation based on management's belief that even as boat manufacturers increase the size of pleasure craft, marine industry consumers are unwilling to settle for lesser performance than what is available in smaller craft. Management believes that in order to provide the same level of performance, the standard automotive-based gasoline V-8 engine is being asked to perform beyond its engineered limits. Owners of luxury offshore pleasure craft are therefore forced to resort to installing three or four high performance V-8 engines or installing heavier and noisier diesel engines. As a result, Torque Engineering has developed and is now manufacturing and marketing the Torque V-12, a high-powered, 12- cylinder, 14 liter/860 cubic inch V-12 aluminum marine engine. Torque Engineering presently offers the Torque V-12 in the following three models:

                  * The TORQ 1000 - 900 horsepower engine with 1050 ft.-lbs. of torque,

                  * The TORQ 1100 - 1,050 horsepower engine with 1100 ft.-lbs. of torque, and

                  * The TORQ 1200 - 1,150 horsepower engine with 1150 ft.-lbs. of torque.

PRODUCTS

         The Torque V-12 is an all-aluminum, electronically fuel-injected engine designed to run on premium gasoline. The engine has a broad torque band which allows the Torque V-12 to generate significant power at low throttle settings, thus providing for greater fuel economy. As of May 15, 2000 Torque Engineering is unaware of any other marine engine manufacturer that produces an all-aluminum, gasoline-powered V-12 engine that provides the same performance characteristics of the Torque V-12 engines.

         In September 1999, the Torque V-12 became an available power plant in the Carlson Model 2000, 33 foot sport cruiser boat line. Torque Engineering anticipates that the first boat in the Model 2000 series with the Torque V-12 installed will be completed in the spring of 2000 and will be displayed at various marine industry trade shows throughout the year. Currently, Magnum, Cigarette, NorTech and Skater boats also list the Torque V-12 as a power plant selection for some of their current models.

           The Torque V-12 is designed for installation in luxury marine pleasure craft. After significant production of the Torque V-12 begins, Torque Engineering anticipates that it will analyze whether the Torque V-12 may be commercially adapted to other uses, including potential military, industrial, agricultural or mining uses. In addition, Torque Engineering has engaged in discussions with various third parties about adapting the Torque V-12 to other marine uses outside of the luxury pleasure craft industry. However, these discussions are of an extremely broad and preliminary nature. There is no assurance that Torque Engineering will adapt its Torque V-12 to additional marine or other uses, or that the Torque V-12 will be appropriate for uses other than in the luxury marine pleasure craft market.

         Retail prices for the Torque V-12 range from $85,000 to $109,500. Torque Engineering offers a one year limited warranty on all three Torque V-12 models. Each warranty limits the total number of hours a purchaser may use the Torque V-12 during the one year warranty period and still remain eligible for warranty protection. The warranty period for the TORQ 1000 covers 75 hours of total use and for the TORQ 1100 and TORQ 1200 covers 50 hours of total use.

PRODUCT MARKET

         Torque Engineering's products are designed for the marine pleasure craft industry. That industry is divided primarily into the high-end stern drive segment and the outboard segment. The Torque V-12 is targeted toward the stern drive segment.

         More specifically, Torque Engineering's Torque V-12 engines are currently targeted toward a limited niche market for purchasers and owners of high-powered, luxury pleasure craft sold in the U.S. Torque Engineering believes this niche market is generally characterized as having consumers who are concerned primarily with:

                  - the performance of the high-powered engines they purchase,

                  -        the dependability of those engines, and

                  - the overall useful life of those high-powered engines.

Prices for the marine craft for which the Torque V-12 engines are designed generally range from $250,000 to $1,000,000.

INDUSTRY OVERVIEW

         According to the National Marine Manufacturers' Association, the recreational boating industry generated approximately $23 billion in overall sales in 1999.

         There were 96,200 new sales of stern drive boats in 1999. Of these, 19,852 were 25' or more in length. Approximately 90% of these boats would have two or more engines. Torque Engineering's management hopes to capture 2-1/2% to 4% of this market over the next three to five years. However, there can be no assurance Torque Engineering will be able to do so.

         Management believes recreational marine industry sales are impacted by factors such as:

                  -        the general state of the economy,

                  -        interest rates,

                  -        consumer spending,

                  -        technology,

                  -        dealer effectiveness,

                  -        demographics,

                  -        weather conditions,

                  -        fuel availability and price, and

                  -        government regulations.

         During the period from 1983 to 1992, the recreational marine industry experienced both its largest growth (from 1983 to 1988) and its largest decline (from 1988 to 1992) in over 30 years. The growth was stimulated not only by increasing real disposable income, but also by readily obtainable marine loans that required no down payment and could be financed over a term of over ten years. The contraction in sales from 1988 to 1992 was due to the recession during the early 1990s and to the increased level of sales in the late 1980s. Many boat owners had loan balances in the early 1990s that exceeded the value of their boats, which made trade-up sales more difficult to obtain. In addition, in 1990 the U.S. government imposed a luxury tax on boats sold at prices in excess of $100,000. However, the luxury tax was repealed in 1993 and boats over 24 feet continue to be one of the largest growth sectors in the market.

         Torque Engineering also believes there are three primary factors affecting the recreational marine industry today.

                  - There are an increasing number of consumers over the age of 50. These older consumers typically have larger discretionary income per capita and increased leisure time. Torque Engineering believes that these consumers are purchasing larger and more luxurious boats.

                  - Torque Engineering believes there is increasing interest in upgrading existing boats through equipment-based accessories and repowerment. Torque Engineering's research indicates that approximately 1% of the existing boat engines in use are replaced on an annual basis.

                  - Women are increasingly influencing or making purchasing decisions. Torque Engineering estimates there are currently approximately 500,000 women powerboat owners in the U.S. and that the number is expected to grow thereby increasing the potential customer base.

MANUFACTURING

         Torque V-12 engines were developed and are produced in Torque Engineering's Elkhart, Indiana manufacturing facility using computer-controlled machining centers.

         In November 1999, Torque Engineering completed installation of additional computer-controlled machining centers it uses to manufacture Torque V-12 engine components. Haas Automation manufactured these additional computer-controlled machining centers and Torque Engineering leased the machining centers from CNC Associates, Inc.

         The Torque V-12 engine is machined and also hand-assembled by Torque Engineering's employees at the Elkhart, Indiana production facility. Each engine is tested on a dynamometer and research is conducted using both a 41 foot test boat and a 50 foot Skater test boat. Management believes that this manufacturing arrangement will be sufficient as production begins to meet consumer demand for the Torque V-12.

RAW MATERIALS

         Torque Engineering plans to produce internally as many of the necessary components for the Torque V-12 as possible. Torque Engineering expects that the computer-controlled manufacturing machines acquired in November 1999 will facilitate the internal component production process. However, subcontractors and supplies will still be needed for some components, such as crankshafts, electronic controls, and raw aluminum block castings. Torque Engineering solicits competitive quotes for these components whenever possible. Whenever the price of a component can be substantially reduced by volume buying Torque Engineering plans to do so. Torque Engineering believes that adequate sources of supply exist and will continue to exist, at competitive prices, for all of Torque Engineering's raw material requirements.

MARKETING

         Torque Engineering currently markets its Torque V-12 engines on a direct sale basis through leads derived from trade shows, magazine articles and personal contacts of our employees in the power boating industry. Torque Engineering markets its products not only to boat manufacturers, but also to pleasure boat users in an effort to increase demand through consumer awareness thereby generating consumer requests to boat manufacturers for the Torque V-12 as an available power plant in luxury pleasure craft.

DISTRIBUTION

         Torque Engineering does not currently have a distribution network set up for the Torque V-12. If Torque Engineering's sales increase substantially, Torque Engineering may in the future establish Service Representatives in various areas to service its products. Torque Engineering believes that it will be able to adequately ship the Torque V-12 to manufacturers who purchase the Torque V-12 through normal shipping avenues.

COMPETITION

         Torque Engineering anticipates that it will face intense competition in the market in which Torque Engineering will produce and sell its Torque V-12 engines. The marine engine production market generally has high barriers to entry due to the capital investment and technological expertise required in manufacturing marine engines. As a result, the marine engine market is concentrated among large U.S., Japanese and European manufacturers. Industry estimates are that U.S.-based Brunswick Corporation maintains approximately 70 to 80 percent of the stern drive market segment with Volvo Penta Corporation enjoying a large portion of the remaining market share. In the outboard engine market, management believes Brunswick and Outboard Motor Corporation control roughly 80 percent of the market.

         In the niche market for high-powered marine engines in which Torque Engineering will participate, there are several manufacturers who build gasoline engines with 700 or more horsepower, including Mercury Marine/ Brunswick. Management's experience is that generally these engines are either modified V-8s with enhanced aspiration such as turbo-chargers, or diesel fueled engines. As a result, Torque Engineering does not believe that these engines are competing with the Torque V-12 on an identical product line basis.

         Nonetheless, Torque Engineering's competitors, including Brunswick and Volvo Penta are large, vertically integrated companies that have greater resources, including financial resources, than Torque Engineering. Economies of scale give these companies distinct advantages in the market. For example, Brunswick and its subsidiaries have established dealer networks that offer sales as well as service and warranty repair and production schedules afford them larger margins than other competitors in the market. The vertical integration of Torque Engineering's competitors allow them to offer consumers different combinations of boat, engine and stern drive packages at various pricing levels.

         There is no assurance that Torque Engineering will be able to successfully compete against these companies in the stern drive segment of the marine engine market.

INTELLECTUAL PROPERTY

         In developing its business strategy for the Torque V-12 Torque Engineering expects to rely on patented and other proprietary technology. In addition, Torque Engineering expects to rely on confidentiality agreements and other contractual covenants to establish and protect its technology and other intellectual property rights. Wherever legally permissible and appropriate, Torque Engineering plans to file patent applications and to register its trademarks.

         Torque Engineering has registered the trademark "Torque" for its products and also holds a U.S. patent for its Torque V-12 engines' lubrication system which patented system has a substantial impact on the useful life of the Torque V-12. This patent was granted on August 18, 1998 to Torque Engineering as the assignee of Raymond B. Wedel and Richard Moser. Torque Engineering cannot assure you that any future patent applications it submits will result in patents being issued or that, if issued, such patents or pre-existing patents will afford adequate protection against competitors with similar technology. In addition, Torque Engineering's competitors may independently develop superior technology.

         Torque Engineering also cannot assure you that any patents issued to or licensed by Torque Engineering will not be infringed upon or designed around by others, that others will not obtain patents that Torque Engineering will need to license or design around or that Torque Engineering's products will not inadvertently infringe upon the valid patents of others. In addition, Torque Engineering cannot assure you that the Torque Engineering patent will not be invalidated or that Torque Engineering will have adequate funds to finance the high cost of defending or prosecuting patent validity or infringement issues.

RESEARCH AND DEVELOPMENT

         Torque Engineering did not spend any material funds on research and development during 1998 or 1999. In September 1999, Torque Engineering completed a private placement of 461,540 shares of common stock to raise a total of $1,500,005 for working capital purposes, including continued development of the Torque V-12 engine. A portion of the proceeds of this private offering were used as a down payment to lease the computer-controlled manufacturing equipment Torque Engineering uses in the production of its Torque V-12 engines.

         Management believes that the prior Torque Engineering entity spent significant funds on research and development prior to IPSL's acquisition of the assets and proprietary rights to develop and manufacture the Torque V-12. These expenditures were included as part of the acquisition price and will not be passed on to customers. The portion of funds spent after May 1, 1999 to convert to a production line is considered as overhead which will be prorated over the manufacturing cost of the V-12 engines in accordance with generally accepted accounting principles.

ENVIRONMENTAL AND REGULATORY MATTERS

         Torque Engineering is subject to regulation under various federal, state and local laws relating to the environment and to employee safety and health. These laws include those relating to the generation, storage, transportation, disposal and emission into the environment of various substances, those relating to drinking water quality initiatives, and those which allow regulatory authorities to compel or seek reimbursement for clean-up of environmental contamination at its owned or operated sites and at facilities where its waste is or has been disposed. Permits are required for operation of Torque Engineering's business, and these permits are subject to renewal, modification and, in certain circumstances, revocation. Torque Engineering believes that it is in substantial compliance with environmental laws and permit requirements.

         The EPA has adopted regulations governing emissions from marine engines. The regulations relating to outboard engines phase in over nine years, beginning in model year 1998 and concluding in model year 2006. For personal watercraft the regulations phase in over eight years, beginning in model year 1999 and concluding in model year 2006. Marine engine manufacturers are required to reduce hydrocarbon emissions from outboard engines, on average, by 8.3% per year beginning with the 1998 model year, and emissions from personal watercraft by 9.4% per year beginning in model year 1999. These regulations apply to two-stroke engines and to personal water craft, such as jet skis. Since the Torque V-12 is a four-stroke engine, Torque Engineering does not believe that compliance with these standards will have a material adverse effect on the cost of its engine products or its future sales.

         Certain states, including California, have adopted environmental laws that require marine engines to comply with future federal annual hydrocarbon emissions standards more quickly than federal law requires. While Torque Engineering has not been able to fully assess the impact that these standards will have on its business, Torque Engineering does not believe these more stringent state requirements will have a material adverse effect on the cost of its engine products or its future sales.

         Torque Engineering cannot predict the environmental legislation or regulations that may be enacted in the future or how existing or future laws or regulations will be administered or interpreted. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws, may require expenditures by Torque Engineering.

EMPLOYEES

         As of May 15, 2000, Torque Engineering employed a total of 14 people, all of which are employed full time.

RISK FACTORS AND DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

         The above description of our business should be read together with the financial statements and the related notes included in another part of this report and which are deemed to be incorporated into this section. This discussion contains forward looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including the following matters are forward looking statements:

                  - our ability to manufacture the Torque V-12 on a production-line basis,
                  - the size of the limited niche market in which we plan to sell the Torque V-12,
                  -        business strategies, and
                  -        expansion and growth of our operations.

         The statements are based on assumptions and analyses made by us in light of our experience and our perception of:

                  -        historical trends,
                  -        current conditions,
                  -        expected future developments, and
                  - other factors we believe are appropriate in the circumstances.

         Those statements are affected by a number of assumptions including:

                  -        risks and uncertainties,
                  -        general economic and business conditions,
                  - the business opportunities that may be presented to and pursued by us,
                  - changes in laws or regulations and other factors, many of which are beyond our control, and
                  - availability to obtain additional financing on favorable conditions.

          Torque Engineering's actual results could differ materially from those expressed or implied in these forward-looking statements as a result of certain factors, including the following risk factors:


WE HAVE NO OPERATING HISTORY.

         Torque Engineering is a development-stage manufacturing business that has no operating history. Prior to May 1999 we were an inactive public company originally formed for the purpose of purchasing, developing and operating oil and gas leases. Our business strategy is to transition Torque Engineering away from the oil and gas business and to manufacture an aluminum, gasoline-powered V-12 engine for use in the offshore marine industry. We expect to incur operating losses and negative operating cash flows as we begin operations. We cannot assure you that we will succeed in our transition or that we will have sufficient funds to continue operations until we reach profitability.

WE CANNOT ASSURE YOU THAT THE MARKET FOR THE TORQUE V-12 WILL BE SUFFICIENT TO COVER OUR OPERATING EXPENSES.

         Sales of the Torque V-12 are currently targeted toward owners of luxury pleasure craft. This market is a limited niche market in which the price of the boats for which the Torque V-12 is designed in many cases exceeds $500,000. We cannot assure you that sales of engines in this market will be sufficient to allow us to become profitable in the future.

WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO ADAPT THE TORQUE V-12 TO ANY OTHER USE OUTSIDE OF THE LUXURY MARINE ENGINE MARKET.

         Our current business strategy is to market and sell the Torque V-12 in the high-performance marine engine industry. Because this is a limited niche market, we also anticipate we will attempt to adapt the Torque V-12 to other industries and uses in order for us to increase our future profitability. We cannot assure you that we will be able to adapt the Torque V-12 to other uses or to other industries.

WE HAVE NOT YET MANUFACTURED THE TORQUE V-12 ON A PRODUCTION BASIS.

         Our current business strategy is to manufacture the Torque V-12 on a production basis, as opposed to customizing the Torque V-12 per our customers' requests. We have not yet implemented quantity production of the Torque V-12 and cannot assure you that we will not experience initial or recurring quality control or cost problems.

WE HAVE NOT YET ESTABLISHED A DISTRIBUTION CHANNEL FOR THE TORQUE V-12.

         We currently market the Torque V-12 through OEM boat manufacturers, an internet website, trade show appearances, magazine articles and personal contacts of the members of our company in the pleasure craft marine industry. We cannot assure you that these marketing efforts will prove sufficient to allow us to be profitable.


WE EXPECT INTENSE COMPETITION.

         Although we are not aware of any other gasoline-powered aluminum V-12 engine with performance characteristics similar to the Torque V-12, we believe that if the Torque V-12 becomes popular with consumers, other manufacturers will design and market their own aluminum V-12 engines that will directly compete with the Torque V-12. Many of our competitors have significantly greater name recognition and financial and other resources than we do. We cannot assure you that we will succeed in the face of strong competition from other engine manufacturers.

OUR SUCCESS IS DEPENDENT ON OUR KEY PERSONNEL.

         We believe that our success will depend on the continued employment of and active efforts of our senior management team, including Raymond B. Wedel, Jr., I. Paul Arcuri and Richard D. Wedel. None of our senior management team currently has an employment agreement. If one or more members of our senior management team were unable or unwilling to continue in their present positions, our business could be materially adversely affected.

ITEM 2.       DESCRIPTION OF PROPERTY.

         Torque Engineering's business office and manufacturing facility is located at 2932 Thorne Drive, Elkhart, Indiana 46514. Torque Engineering leases a 33,000 square foot industrial type metal building on approximately 4 1/2 acres in an industrial park area in Elkhart, Indiana. The initial term of lease is for three years. The lease provides Torque Engineering the option to renew the lease for two successive three year terms. Torque Engineering also has an option to acquire the property during the initial term of the lease. Torque Engineering believes that the property is sufficient for its current operating plans.

ITEM 3.       LEGAL PROCEEDINGS.

         As of May 15, 2000, Torque Engineering is not a party to any pending legal proceeding and none of its property is subject to any legal proceeding.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the annual meeting of stockholders held on October 7, 1999, the following individuals were elected to the board of directors:

                                               Votes For         Votes Withheld
                                               ---------         --------------
Raymond B. Wedel, Jr.                          4,863,750                 0(1)
Richard D. Wedel                               4,863,750                 0
Donald Christensen                             4,863,750                 0

The following proposals were also voted on at the October 7, 1999 annual meeting:

                                                             Votes For        Votes Against
                                                             ---------        -------------
(1)    A proposal to reincorporate Quintessence Oil          4,863,750              0(1)
under Delaware law and change the name of the
corporation to Torque Engineering Corporation.


                                                             Votes For        Votes Against
                                                             ---------        -------------
(2)    A proposal to approve and adopt Torque                4,863,750             0(1)
Engineering's 1999 Stock Option Plan, which
provides for the issuance of up to 500,000 shares
of Torque Engineering common stock under
options granted under the plan.


------------------

(1) A total of 7,370,000 shares of common stock were entitled to vote at the annual meeting on October 7, 1999. At the annual meeting there were a total of 4,863,750 shares present. All 4,863,750 shares voted in favor of each proposal. There were no broker non-votes, abstentions or votes withheld with respect to the shares present at the meeting.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       (a) PRINCIPAL MARKET OR MARKETS. Torque Engineering common stock is traded in the over-the-counter market, and is presently quoted on the OTC Bulletin Board under the symbol "TORQ." As a result of the late-filing of this Form 10-KSB, Torque Engineering has been temporarily given the trading symbol TORQE. Trading on the OTC Bulletin Board began on May 14, 1998 and prior to October 22, 1999 the trading symbol was "QTSN". The following table sets forth the high and low bid prices of the common stock on the OTC Bulletin Board during each quarter from May 14, 1998 through March 31, 2000. These prices reflect interdealer quotations, without retail mark-up, mark-down or commissions, and may not represent prices at which actual transactions occurred.

                                                    Bid
               Quarter Ended               High              Low
               -------------               ----              ---
               June 30, 1998*              .010             .010
               September 30, 1998          .010             .000
               December 31, 1998           .010             .010

               March 31, 1999              .010             .010
               June 30, 1999               9.875            .010
               September 30, 1999          6.250           2.125
               December 31, 1999           3.250           1.125
               March 31, 2000              4.875           1.250


*From the beginning of trading on May 14, 1998.

       (b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of holders of record of Torque Engineering common stock at May 15, 2000 was approximately 30. This includes 952,615 shares held by brokers. Management estimates that several hundred persons beneficially hold shares through their brokerage accounts.

       (c) DIVIDENDS. Holders of Torque Engineering common stock are entitled to receive dividends if declared by the board of directors. No dividends on the common stock have been paid by Torque Engineering since inception and Torque Engineering does not anticipate paying dividends in the foreseeable future.

       (d) RECENT SALES OF UNREGISTERED SECURITIES. Since its inception in June 1996, Torque Engineering has sold securities in the transactions described below without registering the securities under the Securities Act of 1933. Unless otherwise indicated, no underwriter, sales or placement agent was involved in the transactions.

       1. On July 2, 1996, a total of 900,000 shares of common stock were issued to seven (7) purchasers in exchange for a total of $18,000. These shares were issued in reliance on the exemption from registration provided by Rule 504 of Regulation D under the Securities Act of 1933.

       2. On October 9, 1996, a total of 100,000 shares of common stock were issued to six purchasers in exchange for $32,000. These shares were issued in reliance on the exemption provided by Rule 504 of Regulation D under the Securities Act of 1933.

       3. In March 1999, a total of 4,870,000 shares of common stock were issued to fifteen individuals, including Torque Engineering's current president, Raymond B. Wedel, Jr., current chief executive officer, Richard D. Wedel, current vice president and chief financial officer, I. Paul Arcuri, and current secretary, Donald Christensen. Those shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.


                                       13
reve

         4. In May 1999, 1,500,000 shares of common stock were issued to Michel Attias, the sole shareholder of IPSL, Inc., in exchange for all of the issued and outstanding shares of IPSL capital stock. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         5. In September 1999, a total of 461,540 shares of common stock were issued to Clement M. Lange, Glen A. Lange, Joey Lange and Sheila Wendholt at a price of $3.25 per share or a total amount of $1,500,005. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         6. In November 1999, Torque Engineering issued options to purchase a total of 80,000 shares of common stock to various Torque Engineering employees under the Torque Engineering 1999 stock option plan. These stock options vest at a rate of 20% per year beginning one year after the grant of the options. On November 12, 1999, the board of directors approved the immediate vesting of 20% of those stock options issued to all but one of the Torque Engineering employees who were granted an option. That employee's option vests 20% on the one year anniversary of the option grant. The exercise price of these stock options is $1.80625 per share.

         In November 1999, Torque Engineering issued options to purchase 10,000 shares of common stock to the following members of the board of directors: Richard D. Wedel, Raymond B. Wedel, Jr., and Donald Christensen. These options are immediately exercisable at a price of $3.25 per share for a period of five years from the date of the option grant. Torque Engineering also granted I. Paul Arcuri, its chief financial officer, an option to purchase 100,000 shares of common stock at an exercise price of $3.25 per share. Mr. Arcuri's option vested one-third at the time of the option grant, and the remainder vests one-third twelve months from the date of the option grant, and one-third twenty-four months from the date of the option grant. Torque Engineering also granted Donald Christensen, an officer and a director, an option to purchase 30,000 shares of common stock at an exercise price of $3.25 per share with the same vesting provisions as for Mr. Arcuri's option.

         The stock options described above were granted in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         The facts relied on to make the exemption from registration provided by Section 4(2) of the Securities Act of 1933 available for the sale of securities discussed in paragraphs 3 through 6 above were:

                  -        the limited number of purchasers,

                  - the sophistication or accreditation of the purchasers,

                  -        their access to material information about
                           Torque Engineering,

                  -        the information furnished to them by Torque
                           Engineering,

                  - the absence of any general solicitation or advertising, and

                  - restrictions on transfer of the securities issued to them as indicated by a legend on the certificates representing such securities.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS.

         THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF TORQUE ENGINEERING SHOULD BE READ TOGETHER WITH THE FINANCIAL STATEMENTS INCLUDED IN THIS REPORT. THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED IN THOSE FORWARD-LOOKING STATEMENTS AS A RESULT OF FACTORS DISCUSSED IN VARIOUS CAUTIONARY STATEMENTS IN THIS REPORT, INCLUDING THOSE DISCUSSED IN THE RISK FACTORS AND DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS SECTION.

OVERVIEW

         Torque Engineering is a development stage company which has devoted most of its efforts toward establishing its planned transition from an inoperative oil and gas company to a manufacturer of a lightweight, high-powered marine engine built on a production line basis for the luxury performance pleasure craft industry. Torque Engineering had a net loss of $1,325,744 and negative cash flows from operating activities of $687,414 for the year ended December 31, 1999, and an accumulated deficit of $1,336,328 as of December 31, 1999. These conditions raise substantial doubt about Torque Engineering's ability to continue as a going concern. Torque Engineering's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Torque Engineering's ability to continue as a going concern is dependent on management's ability to:

                  - begin production-line manufacturing of the Torque V-12,

                  -        increase sales of the Torque V-12, and

                  - obtain adequate levels of additional financing from new investors or existing shareholders.

Management is endeavoring to obtain new sources of financing and to generate a sufficient market for the Torque V-12 such that the full scale production can begin. We can not assure you, however, that adequate levels of additional financing can be obtained or that full scale production of the Torque V-12 will begin.

         Effective May 28, 1999, Torque Engineering acquired IPSL, a Nevada corporation, in exchange for the issuance of 1,500,000 shares of Torque Engineering common stock. IPSL owns property and equipment which Torque Engineering intends to use in the manufacture of Torque V-12 engines.

RESULTS OF OPERATIONS

         REVENUES

         For the year ended December 31, 1999, Torque Engineering had revenues of $91,300 primarily attributable to the sale of one Torque V-12. Cost of sales were primarily for the manufacture of the Torque V-12 sold during 1999 were $72,726, representing a gross profit of $18,574. Because neither IPSL, the subsidiary acquired in may 1999, nor the predecessor Quintessence Oil ever had operations, these were the first revenues generated from operations since inception on June 26, 1996.

         GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased to $321,016 for the year ended December 31, 1999 from $2,192 for the year ended December 31, 1998. This increase was primarily incurred from the period May 1, 1999 to December 31, 1999 coinciding with the acquisition of IPSL and management's efforts to establish and execute Torque Engineering's business plan. The increase was primarily attributable to increased payroll costs, rental expense, and marketing and related travel expenses in connection with the establishment and execution of Torque Engineering's business plan.

         NET LOSS

         Net loss increased to $1,325,744 for the year ended December 31, 1999 from $3,692 for the year ended December 31, 1998. This increase was primarily attributable to the increase in general and administrative expenses discussed above, and $643,703 of depreciation of property and equipment acquired through the IPSL acquisition in order to establish and execute Torque Engineering's business plan. Torque Engineering experienced a net realized loss in the amount of $51,642 in connection with the sale of marketable securities which were acquired through the IPSL acquisition. Net unrealized losses on marketable securities for the year ended December 31, 1999 were $180,131.

LIQUIDITY AND CAPITAL RESOURCES

         FUTURE CAPITAL REQUIREMENTS

         Management anticipates that the capital requirements to conduct Torque Engineering's business plan may be significant and we cannot assure you that we will be able to obtain those funds or obtain the required capital on terms favorable to us. We plan to satisfy our capital requirements for the next twelve months by selling our securities, obtaining financing from third parties and from funds from the ongoing manufacture and sale of Torque V-12 engines. Management further anticipates that any funds obtained will be used for working capital, administrative expenses, and towards the research and development of the Torque V-12 for other potential uses in the marine and other industries. If we are unable to obtain financing from third parties, the sale of our securities or some other source, or if our funds from ongoing operations are insufficient, it is unlikely that we will continue as a going concern.

         CASH FLOWS

         For the year ended December 31, 1999, Torque Engineering raised net cash of $1,500,005 from a private placement of its common stock. The proceeds from this private placement were used for working capital. Torque Engineering company also received proceeds on the sale of marketable securities in the amount of $316,158, which was used to repay loans of $280,031 attributable to the IPSL acquisition. This sale of marketable securities resulted in a net realized loss of $51,642. The remaining marketable securities through the IPSL acquisition were written down to $32,145, resulting in net unrealized losses on marketable securities for 1999 of $180,131.

         A total of $687,414 was used for operating activities during the year ended December 31, 1999. The cash used in operating activities was primarily expended on general and administrative expenses related to the implementation of management's business plan.

         As of December 31, 1999, Torque Engineering had cash and cash equivalents of $798,019. Torque Engineering believes it will require additional funding to continue operations. It intends to identify other sources of capital and to aggressively seek out such additional capital if available on favorable terms and as necessary to continue operations and to increase sales and revenues. Management is continuing to evaluate the company's projected capital needs for the future development and manufacture of Torque V-12 engines. We believe but cannot assure you that Torque Engineering will be able to finance management's business plan.

         NEW ACCOUNTING PRONOUNCEMENT

         The Financial Accounting Standards Board has recently issued one new accounting pronouncement. Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000.

         Torque Engineering believes that the future adoption of this pronouncement will not have a material effect on Torque Engineering's financial position or results of operations.

ITEM 7.           FINANCIAL STATEMENTS.

         The independent auditors' report and the financial statements listed on the accompanying index at page F-1 of this report are filed as part of this report and incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On April 25, 2000, the management of Torque Engineering reported under Items 4 and 5 on Form 8-K that it had engaged Weinberg & Co., P.A., to audit its consolidated financial statements for the year ended December 31, 1999. In addition, management reported that between April 17th and 19th, 2000, it had learned that no audit of Quintessence Oil's financial statements had been performed for the years ended December 31, 1997 or 1998. On May 19, 2000, Torque Engineering's new management filed an amended Form 8-K reporting that it had learned that no audit had ever been performed on Quintessence Oil's financial statements.

         The audit report for Torque Engineering's consolidated financial statements included in this report covers the results of operations and cash flows for the cumulative period from June 6, 1996 (date of inception) through December 31, 1999, which includes the previously unaudited periods for Quintessence Oil.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         (a) Directors and Executive Officers. The names and ages of the directors and executive officers of Torque Engineering are as follows:



Name                                  Age    Position                                                         Since
Raymond B. Wedel, Jr.                 58     President, Chief Operating Officer and Director                   1999

Donald A. Christensen                 69     Secretary and Director                                            1999

Richard D. Wedel                      52     Chairman, Chief Executive Officer and Director                    1999

I. Paul Arcuri                        45     Vice President, Chief Financial Officer and Director              1999

Clement Lange                         64     Director                                                          1999


         Each director serves until the next annual meeting of shareholders or until his successor is elected and qualified.

         The following sets forth information concerning the principal occupations and business experience of the current officers and directors of Torque Engineering:

Raymond B. Wedel, Jr.

         Raymond B. Wedel, Jr. has been the President, and Chief Operating Officer of Torque Engineering since 1999. From 1992 until 1997 he was the President of Torque Engineering, a business of Glaval Corporation, which is the predecessor to the current Torque Engineering. At the time of acquisition, Quintessence obtained the right to continue business under the old name. From 1986 until 1992, Mr. Wedel was Vice-President of Lightning Performance Products, also a predecessor to Torque Engineering. Mr. Wedel has an extensive background in the marine industry going back to the 1970's. During 1997-1998 Mr. Wedel served as the Chief Operational Officer of Sonic Jet Performance, Inc. a manufacturer of personal water-craft, recreational, and fire-rescue boats, with factories in California, Florida and China. He has a B.S. degree in Business Administration from the University of Evansville in Indiana.

Donald A. Christensen

         Mr. Donald A. Christensen has been the secretary and a director of Torque Engineering since March 1999. He is a business, financial and international trade consultant with an engineering degree and extensive large corporate management experience. He currently serves as president of European Whitestone Company and has served in that capacity since 1992. From August 1997 to July 1998 Mr. Christensen was a director of Horizontal Ventures, Inc., a public company specializing in horizontal drilling sources for the oil and gas industry which is now known as GREKA Energy Corporation. He has a degree in Engineering from the University of Missouri.

Richard D. Wedel

         Mr. Richard D. Wedel has been the chief executive officer and chairman of the board of directors since 1999. He is a financial consultant and since 1998, has been president of Wedel Consultants, a firm involved in mergers and acquisitions. From 1997 through 1998, he was chief operating officer and a director of Horizontal Ventures, Inc. From 1982 through 1997 Mr. Wedel was president and a director of Petro Union Inc., an energy resource exploration and production company which merged with Horizontal Ventures, Inc. He is a past chairman of the American Petroleum Institute Eastern U.S. Advisory Board. He has a degree in Business Administration from the University of Evansville.

I. Paul Arcuri

         Mr. I. Paul Arcuri was elected to Torque Engineering's board of directors in December 1999. He has served as president and financial principal of the Carney Group, Inc., an investment banking firm, member of N.A.S.D. since 1985. He has been a registered Broker since 1978 and was an Investment Advisor registered with the Securities Exchange commission. He has extensive background in financial management involving cash flow, cost and budgeting analysis with emphasis on operations management. He was a Director and Chairman of Gibraltar Savings and Loan Association from 1987 through 1992. He has a B.A. in Accounting from St. Thomas University/Biscayne College in Miami, Florida.

Clement Lange

         Mr. Clement Lange was elected to Torque Engineering's board of directors in December 1999. He is the chairman and chief executive officer of Best Chairs Incorporated, a large, privately owned manufacturing company located in Ferdinand, Indiana. Mr. Lange is the co-founder of Best Chairs and has been its chairman and chief executive officer since 1993. Best Chairs specializes in residential upholstered occasional seating.

         Family Relationship

         Raymond B. Wedel, Jr. and Richard D. Wedel are brothers.

SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE

         Under U.S. securities laws, directors, executive officers and persons holding more than 10% of Torque Engineering's common stock must report their initial ownership of the common stock and any changes in that ownership and reports which must be filed with the SEC and Torque Engineering. The SEC has designated specific deadlines for these reports and Torque Engineering must identify in this Form 10-KSB those persons who did not file these reports when due.

         Based upon information provided to Torque Engineering by its directors, executive officers and persons holding more than 10% of Torque Engineering's common stock, Torque Engineering believes Raymond B. Wedel, Jr., Richard D. Wedel, and Donald Christensen inadvertently filed their respective Form 3s late in connection with their initial acquisition of Torque Engineering common stock in March 1999. Torque Engineering also believes Raymond B. Wedel, Jr., Richard D. Wedel and Donald Christensen inadvertently filed their respective Form 5s late in connection with Torque Engineering's grant of stock options to these officers and directors. I. Paul Arcuri inadvertently filed a Form 3 late in connection with his appointment as an officer of Torque Engineering. In addition, Mr. Arcuri inadvertently filed a Form 5 late in connection with Torque Engineering's grant to him of an option to purchase 100,000 shares of common stock. Clement Lange inadvertently filed a Form 3 late in connection with his election to Torque Engineering's board of directors.

         Torque Engineering also believes that Michel Attias inadvertently failed to file a Form 3 in May 1999, with respect to the acquisition of 1,500,000 shares of Torque Engineering's common stock.

         As of the date of filing this Form 10-KSB, all of the required forms for Michel Attias and Torque Engineering's current officers and directors have been filed with the Securities and Exchange Commission.




ITEM 10.          EXECUTIVE COMPENSATION.

         The following table summarizes the total compensation Torque Engineering awarded or paid to Torque Engineering's chief executive officer for the year ended December 31, 1999. The current chief executive officer was not employed by Torque Engineerign prior to March 1999. In addition, no other executive officer of Torque Engineering had a total annual salary and bonus in excess of $100,000 for 1999. Accordingly, Torque Engineering's chief executive officer is the only executive officer of Torque Engineering named in the table under SEC rules.

                           SUMMARY COMPENSATION TABLE


                                                                           Long Term Compensation
                                                                           ----------------------------------------
                                 Annual Compensation                       Awards                          Payouts
                                 --------------------------------------    ----------------------------   ---------

                                                              Other         Restricted
      Name and                                                Annual          Stock                          LTIP     All Other
      Principal                                  Bonus       Compen-         Award(s)        Options       Payouts     Compen-
      Position           Year     Salary ($)      ($)       sation ($)         ($)             (#)           ($)      sation ($)
---------------------  --------  ------------     ---      ------------    ------------        ---        ---------  ------------
Richard D. Wedel         1999     $10,214(1)      $0            $0             $0            10,000(2)       $0           $0
Chief Executive
Officer


---------------------------------

(1)      Mr. Wedel's annual salary for 2000 is $50,000.

(4) Mr. Wedel received in his capacity as a director a grant of an option to purchase 10,000 shares of Torque Engineering common stock. The option is immediately vested and is exercisable for a period of five years from November 12, 1999.






                             1999 OPTION/SAR GRANTS
                               (Individual Grants)




                                 Number of         Percent of total
                                 Securities          options/SARS          Exercise
                                 Underlying          granted to            or base
                                Options/SARS         employees in          price           Expiration
               Name              granted(#)          fiscal year           ($/Sh)             date
         Richard D.                10,000               .038%             $3.25/Sh         11/12/2004
         Wedel



                         AGGREGATED OPTION/SAR EXERCISES IN 1999
                         AND DECEMBER 31, 1999 OPTION/SAR VALUES



                                                                                          Value of
                                                                  Number of            unexercised in-
                             Shares                              unexercised             the-money
                            acquired                            options/SARS            options/SARS
                               on              Value            at FY-end (#)           at FY-end ($)
                            exercise          realized          exercisable/un-        exercisable/un-
               Name            (#)              ($)              exercisable            exercisable
         Richard D.            --                --                10,000                  0/$0(1)
         Wedel




(5) The exercise price for Mr. Wedel's options exceeded the closing bid quotation for Torque Engineering common stock on the OTC Bulletin Board as of December 31, 1999.


         Other than the options to purchase 10,000 shares of Torque Engineering common stock at an exercise price of $3.25 per share granted to Torque Engineering's three directors in November, 1999, directors did not receive compensation for their services in 1999. Non-employee directors are reimbursed for their expenses incurred to attend meetings.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The following table sets forth information regarding beneficial ownership as of May 15, 2000 of Torque Engineering common stock by any person who Torque Engineering knows to be the beneficial owner of more than five percent of Torque Engineering's voting securities, and by each Torque Engineering director and executive officer and by the directors and executive officers of Torque Engineering as a group. As of May 15, 2000 there were 7,832,940 shares of common stock issued and outstanding.

         All beneficial owners listed below have sole voting and investment power with respect to the shares shown, unless otherwise indicated.


NAME AND ADDRESS OF BENEFICIAL                             SHARES                     PERCENT OF
OWNER                                                      ------                        CLASS
---------------------                                                                  ----------

OFFICERS AND DIRECTORS
----------------------

Raymond B. Wedel, Jr.                                   1,746,668(1)                       22.27%
1415 Meadow Lane
Elkhart, IN  46514

Richard D. Wedel                                        1,550,000(2)                       19.76%
3900 Woodcastle
Evansville, IN  47711

Clement Lange                                             400,000(3)                        5.11%
4481 W. Holland Road, East
Huntingburg, IN  47532

Donald Christensen                                         30,000(4)                 less than 1%
48 South Evanston Way
Aurora, CO  80012

I. Paul Arcuri                                            133,333(5)                         1.6%
c/o Torque Engineering Corporation
2432 Thorne Drive
Elkhart, IN  46674

All officers and directors as a                         3,860,001(1)(2)                    48.82%
group (5 persons)


OTHER BENEFICIAL OWNERS
-----------------------

Dana Wedel(6)                                             400,000                           5.11%
1059 S. Hiawasee
Orlando, FL  32835

Trans American Energy Corporation(7)                      400,000                           5.11%
2104 E. Virginia Street
Evansville, IN  47715

Michel Attias                                           1,500,000                          19.15%
4 Riviera Avenue
Costa De Caza, CA  92679



-------------------

(1) Excludes 740,000 shares owned by Mr. Wedel's brother, Richard D. Wedel. Includes 316,668 shares owned by Raymond B. Wedel, Jr.'s wife. Mr. Wedel disclaims beneficial ownership of such shares. Excludes an aggregate of 633,332 shares owned by Mr. Wedel's adult children who do not live with him. Also includes 10,000 shares Mr. Wedel is entitled to acquire within 60 days pursuant to an option granted to him as a member of the board of directors. Excludes 10,000 shares owned by Wanda Pride and 10,000 shares owned by Blanche Wedel. Ms. Pride and Ms. Wedel are Mr. Wedel's sisters. Mr. Wedel disclaims beneficial ownership of such shares.

(2) Includes 400,000 shares owned by Richard D. Wedel's wife. Mr. Wedel disclaims beneficial ownership of such shares. Includes 400,000 shares owned by Mr. Wedel's minor son who lives with him. Also includes 10,000 shares Mr. Wedel is entitled to acquire within 60 days pursuant to an option granted to him as a member of the board of directors. Excludes 10,000 shares owned by Wanda Pride and 10,000 shares owned by Blanche Wedel. Ms. Pride and Ms. Wedel are Mr. Wedel's sisters. Mr. Wedel disclaims beneficial ownership of such shares.

(3) Excludes 61,540 shares owned by Mr. Lange's adult children, all of whom maintain separate residences from Mr. Lange.

(4) Includes 20,000 shares Mr. Christensen is entitled to acquire within 60 days pursuant to an option to purchase 10,000 shares granted to him as a member of the board of directors and 10,000 shares vested under an option to purchase 30,000 shares granted to him as secretary.

(5) Includes 33,333 shares vested under an option to purchase 100,000 shares granted to him as vice-president and chief financial officer.

(6)     Ms. Wedel is the adult daughter of Richard D. Wedel.

(7) Thomas M. Johnson is an officer, director, and shareholder of TransAmerican Energy Corporation

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Effective May 28, 1999, Torque Engineering acquired the outstanding common stock of IPSL, a Nevada corporation, in exchange for the issuance of 1,500,000 shares of Torque Engineering common stock to Michel Attias, then the sole shareholder of IPSL and now a significant shareholder of Torque Engineering. The principal reason for Torque Engineering's acquisition of IPSL was to acquire certain property and equipment to be used to manufacture the Torque V-12, which property and equipment IPSL acquired from an Indiana corporation under the name of Torque Engineering in April 1999.

         During the year ended December 31, 1999, Torque Engineering through IPSL made repayments on prior loans to IPSL by affiliates of Michel Attias in the total amount of $280,031. As of December 31, $28,708 remained outstanding under those loans.

         Torque Engineering received consulting income from Michel Attias, a significant shareholder.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)      The following exhibits are furnished as part of this report:

Exhibit No.              Description

2.1 Form of Agreement and Plan of Merger by and among Quintessence Oil Company and Torque Engineering Corporation (Filed as Exhibit A to the Registrants Definitive Proxy Statement filed with the Securities and Exchange Commission on September 24, 1999).

2.2 Plan and Agreement of Reorganization dated May 21, 1999 between IPSL, Inc. and Quintessence Oil Company.*

2.3 Bill of Sale between IPSL and Torque Engineering Corporation, an Indiana corporation, dated as of April 29, 1999.**

2.4 Stock Purchase Agreement between Quintessence Oil Company and certain investors dated March 26, 1999 (Filed as Exhibit 2.1 to the Registrants Current Report on Form 8-K filed on April 19, 1999

3.1 Articles of Incorporation of Quintessence Oil Company (filed on December 3, 1996 as exhibit 3.1 to the registrant's Registration Statement on Form 10 (File No. 0-21811) and incorporated herein by reference).

3.2 Certificate of Incorporation of Torque Engineering Corporation.(Filed as Exhibit B to the Registrants Definitive Proxy Statement filed with the Securities and Exchange Commission on September 24, 1999).

3.3 Bylaws of Quintessence Oil Company (filed on December 3, 1996 as exhibit 3.2 to the registrant's Registration Statement on Form 10 (File No. 0-21811) and incorporated herein by reference).

3.4 Bylaws of Torque Engineering Corporation as amended (Filed as Exhibit C to the Registrants Definitive Proxy Statement filed with the Securities and Exchange Commission on September 24, 1999).

10.1 Lease Rental Agreement between Quintessence and CNC Associates dated October 6, 1999, Lease No. 99870001.**

10.2 Lease Rental Agreement between Quintessence and CNC Associates dated October 6, 1999, Lease No. 99870002.**

10.3 Lease Rental Agreement between Quintessence and CNC Associates dated October 6, 1999, Lease No. 99870003.**

10.4 Lease Rental Agreement between Quintessence and CNC Associates dated October 6, 1999, Lease No. 99870004.**

10.5 Real Estate Lease for Torque Engineering by and between Richard W. Strefling Industries, Inc. and Quintessence Oil Company dates April 29, 1999.*

10.6 Torque Engineering Corporation 1999 Stock Option Plan (Filed as Exhibit E to the Registrants Definitive Proxy Statement filed with the Securities and Exchange Commission on September 24, 1999).

27.1                     Financial Data Schedule*

99.1 IPSL, Inc. (A Development Stage Company) Financial Statements as of May 28, 1999.*


---------------------
*    Filed herewith
**   To be filed by amendment

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed by Torque Engineering during the fourth quarter of 1999. Torque Engineering did file a report on Form 8-K during April 2000 and an amended Form 8-K on May 19, 2000.

                         TORQUE ENGINEERING CORPORATION
                                 AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                             AS OF DECEMBER 31, 1999

                         TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                               (A DEVELOPMENT STAGE COMPANY)

                                          CONTENTS



    PAGE                        F-1               INDEPENDENT AUDITORS' REPORT

    PAGE                        F-2               CONSOLIDATED BALANCE SHEET AS OF
                                                  DECEMBER 31, 1999

    PAGE                        F-3               CONSOLIDATED STATEMENTS OF
                                                  OPERATIONS FOR THE YEARS ENDED
                                                  DECEMBER 31, 1999 AND 1998 AND FOR THE
                                                  PERIOD FROM JUNE 26, 1996 (INCEPTION) TO
                                                  DECEMBER 31, 1999

    PAGE                        F-4               CONSOLIDATED STATEMENT OF CHANGES IN
                                                  STOCKHOLDERS' EQUITY FOR THE PERIOD
                                                  FROM JUNE 26, 1996 (INCEPTION)
                                                  TO DECEMBER 31, 1999

    PAGE                        F-5               CONSOLIDATED STATEMENTS OF CASH
                                                  FLOWS FOR THE YEARS ENDED DECEMBER 31,
                                                  1999 AND 1998 AND FOR THE PERIOD FROM
                                                  JUNE 26, 1996 (INCEPTION) TO DECEMBER 31,
                                                  1999

    PAGES                    F-6 - F-16           NOTES TO CONSOLIDATED FINANCIAL
                                                  STATEMENTS



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
 Torque Engineering Corporation
 (a development stage company)

We have audited the accompanying balance sheets of Torque Engineering Corporation and Subsidiary (a development stage company) as of December 31, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1999 and 1998 and for the period from June 26, 1996 (Inception) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Torque Engineering Corporation and Subsidiary (a development stage company) as of December 31, 1999 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and for the period from June 26, 1996 (Inception) to December 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses from operations and has negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEINBERG & COMPANY, P.A.





Boca Raton, Florida
May 17, 2000

                                TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                                      (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED BALANCE SHEET
                                           DECEMBER 31, 1999



                                                ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                                           $      798,019
 Accounts receivable, net                                                                                     2,289
 Marketable securities                                                                                       32,145
 Prepaid expenses                                                                                             4,768
 Inventory                                                                                                1,165,010
                                                                                                     -----------------
    Total Current Assets                                                                                  2,002,231

PROPERTY & EQUIPMENT - NET                                                                               10,454,045
                                                                                                     -----------------

TOTAL ASSETS                                                                                         $   12,456,276
                                                                                                     =================


                                    LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
 Accounts payable and accrued expenses                                                               $       82,051
 Obligation under capital lease - current portion                                                            32,837
 Due to related parties                                                                                      28,708
                                                                                                     -----------------
    Total Current Liabilities                                                                               143,596

LONG-TERM LIABILITIES
 Obligation under capital lease                                                                             575,536
                                                                                                     -----------------

TOTAL LIABILITIES                                                                                           719,132
                                                                                                     -----------------

STOCKHOLDERS' EQUITY
 Common stock, $.00001 par value, 50,000,000 shares authorized,
  7,832,940 shares issued and outstanding                                                                        78
 Additional paid in capital                                                                              13,330,715
 Deficit accumulated during development stage                                                            (1,336,328)
 Accumulated other comprehensive loss                                                                      (180,131)
                                                                                                     -----------------
                                                                                                          11,814,334
 Less Treasury Stock at cost (6,750 Shares)                                                                  (56,970)
 Less Deferred compensation expense                                                                          (20,220)
                                                                                                     -----------------
    Total Stockholders' Equity                                                                            11,737,144
                                                                                                     -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                           $    12,456,276
                                                                                                     =================




                  See accompanying notes to consolidated financial statements.

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                          For the period from
                                                                                                             June 26, 1996
                                             For the year ended            For the year ended               (inception) to
                                              December 31, 1999             December 31, 1998             December 31, 1999
                                           ----------------------        ----------------------         -----------------------
SALES                                      $             91,300          $                -             $              91,300

COST OF SALES                                            72,726                           -                            72,726
                                           ----------------------        ----------------------         -----------------------

GROSS PROFIT                                             18,574                           -                            18,574
                                           ----------------------        ----------------------         -----------------------

OPERATING EXPENSES
  Payroll and other
    compensation                                        392,795                           -                           392,795
  Amortization                                              -                           1,500                           3,375
  Depreciation                                          643,703                           -                           643,703
  Rent                                                   70,168                           -                            70,168
  Other selling, general and
   administrative                                       321,016                         2,192                         328,225
                                           ----------------------        ----------------------         -----------------------
   Total Operating Expenses                           1,427,682                         3,692                       1,438,266
                                           ----------------------        ----------------------         -----------------------

LOSS FROM OPERATIONS                                 (1,409,108)                       (3,692)                     (1,419,692)
                                           ----------------------        ----------------------         -----------------------

OTHER INCOME (EXPENSE)
  Consulting                                            120,500                           -                           120,500
  Interest                                               14,506                           -                            14,506
  Loss on marketable securities                         (51,642)                          -                           (51,642)
                                           ----------------------        ----------------------         -----------------------
   Total Other Income
     (Expense)                                           83,364                           -                            83,364
                                           ----------------------        ----------------------         -----------------------

NET LOSS                                             (1,325,744)                       (3,692)                     (1,336,328)

OTHER COMPREHENSIVE
  LOSS, NET OF TAX
  Unrealized loss on marketable
   securities - net                                    (180,131)                          -                          (180,131)
                                           ----------------------        ----------------------         -----------------------

COMPREHENSIVE LOSS                         $         (1,505,875)         $             (3,692)          $          (1,516,459)
                                           ======================        ======================         =======================

Net loss per share - basic and
 diluted                                   $             (0.232)         $              (.004)          $              (0.571)
                                           ======================        ======================         =======================

Weighted average number of
 shares outstanding during the
 period -basic and diluted                            5,717,440                     1,000,000                       2,340,615
                                           ======================        ======================         =======================




                    See accompanying note to consolidated financial statements

                      TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                             (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE PERIOD FROM JUNE 26, 1996 (INCEPTION) TO DECEMBER 31, 1999


                                                                                        Deficit
                                                                                      Accumulated       Accumulated
                                                                       Additional        During            Other
                                              Common Stock              Paid-in       Development      Comprehensive
                                           Shares        Amount         Capital          Stage             Loss
                                         -----------    ---------     ------------    ------------     --------------
Stock issued for cash                     1,000,000     $    10       $    42,490      $      -         $        -

Net loss 1996                                   -            -                -            (2,833)               -
                                         -----------    ---------     ------------    ------------     --------------

Balance, December 31, 1996                1,000,000          10            42,490          (2,833)               -

Net loss 1997                                   -            -                -            (4,059)               -
                                         -----------    ---------     ------------    ------------     --------------

Balance, December 31, 1997                1,000,000          10            42,490          (6,892)               -

Net loss 1998                                   -            -                -            (3,692)               -
                                         -----------    ---------     ------------    ------------     --------------

Balance 31, 1998                          1,000,000          10            42,490         (10,584)               -

Recapitalization                          4,870,000          48               (48)            -                  -

Stock issued for acquisition of IPSL      1,500,000          15        11,759,985             -                  -

Acquired treasury stock, net                    -            -                -               -                  -

Stock issued for cash                       461,540          5          1,500,000             -                  -

Stock to be issued for marketing
 services                                     1,400          -              2,688             -                  -

Stock options issued                            -            -             25,600             -                  -

Unrealized losses on
 available-for-sale securities                  -            -                -               -             (180,131)

Net loss 1999                                   -            -                -        (1,325,744)               -
                                         -----------    ---------     ------------    ------------     --------------

BALANCE, DECEMBER 31, 1999                7,832,940     $    78       $13,330,715     $(1,336,328)     $    (180,131)
                                         ===========    =========     ============    ============     ==============



                                                          Deferred
                                           Treasury     Compensation
                                            Stock         Expense           Totals
                                         -----------    ------------     ------------
Stock issued for cash                    $      -      $     -           $    42,500

Net loss 1996                                   -            -                (2,833)
                                         -----------    ------------     ------------

Balance, December 31, 1996                      -            -                39,667

Net loss 1997                                   -            -                (4,059)
                                         -----------    ------------     ------------

Balance, December 31, 1997                      -            -                35,608

Net loss 1998                                   -            -                (3,692)
                                         -----------    ------------     ------------

Balance 31, 1998                                -            -                31,916

Recapitalization                                -            -                   -

Stock issued for acquisition of IPSL            -            -            11,760,000

Acquired treasury stock, net                (56,970)         -               (56,970)

Stock issued for cash                           -            -             1,500,005

Stock to be issued for marketing
 services                                       -            -                 2,688

Stock options issued                            -        (20,220)              5,380

Unrealized losses on
 available-for-sale securities                  -            -              (180,131)

Net loss 1999                                   -            -            (1,325,744)
                                         -----------    ------------     ------------

BALANCE, DECEMBER 31, 1999                  (56,970)    $(20,220)        $11,737,144
                                         ===========    ============     ============




                   See accompanying notes to consolidated financial statements.

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                     For the year ended          For the year ended
                                                                      December 31, 1999           December 31, 1998
                                                                   ----------------------      ----------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                                                        $          (1,325,744)      $              (3,692)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
  Depreciation and amortization                                                 643,703                       1,500
  Compensation expense incurred in exchange for stock                             5,380                         -
   options
  Marketing expense incurred in exchange for common                               2,688                         -
   stock
  Write-off of investment                                                         2,000                         -
  Write-off of organization costs                                                 4,125                         -
  Loss on marketable securities                                                  51,642                         -
  Changes in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                                                         (2,289)                        -
     Prepaid expenses                                                            (4,768)                        -
     Inventories                                                               (146,202)                        -
   Increase (decrease) in:
     Accounts payable and accrued expenses                                       82,051                         -
                                                                   ----------------------      ----------------------
      Net cash used in operating activities                                    (687,414)                     (2,192)
                                                                   ----------------------      ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                            (50,681)                        -
  Proceeds from sale of available-for-sale-securities                           316,158                         -
  Investment in oil and gas lease                                                   -                           -
  Organization costs                                                                -                           -
                                                                   ----------------------      ----------------------
      Net cash used in investing activities                                     265,477                         -
                                                                   ----------------------      ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                    1,500,005                         -
  Payments on capital lease obligations                                         (25,809)                        -
  Repayment of loans                                                           (280,031)                        -
                                                                   ----------------------      ----------------------
      Net cash provided by financing activities                               1,194,165                         -
                                                                   ----------------------      ----------------------

NET INCREASE (DECREASE) IN CASH                                                 772,228                      (2,192)


CASH AND CASH EQUIVALENTS AT BEGINNING OF                                        25,791                      27,983
  PERIOD
                                                                   ----------------------      ----------------------

CASH AND CASH EQUIVALENTS AT END OF                               $             798,019       $              25,791
 PERIOD
                                                                   ======================      ======================



                                                                    For the period from
                                                                        June 26, 1996
                                                                        (inception) to
                                                                      December 31, 1999
                                                                   ----------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net loss                                                       $           (1,336,328)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
  Depreciation and amortization                                                 647,078
  Compensation expense incurred in exchange for stock                             5,380
   options
  Marketing expense incurred in exchange for common                               2,688
   stock
  Write-off of investment                                                         2,000
  Write-off of organization costs                                                 4,125
  Loss on marketable securities                                                  51,642
  Changes in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                                                         (2,289)
     Prepaid expenses                                                            (4,768)
     Inventories                                                               (146,202)
    Increase (decrease) in:
     Accounts payable and accrued expenses                                       82,051
                                                                   ----------------------
      Net cash used in operating activities                                    (694,623)
                                                                   ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                            (50,681)
  Proceeds from sale of available-for-sale-securities                           316,158
  Investment in oil and gas lease                                                (2,000)
  Organization costs                                                             (7,500)
                                                                   ----------------------
      Net cash used in investing activities                                     255,977
                                                                   ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                    1,542,505
  Payments on capital lease obligations                                         (25,809)
  Repayment of loans                                                           (280,031)
                                                                   ----------------------
      Net cash provided by financing activities                               1,236,665
                                                                   ----------------------

NET INCREASE (DECREASE) IN CASH                                                 798,019


CASH AND CASH EQUIVALENTS AT BEGINNING OF                                           -
  PERIOD
                                                                   ----------------------

CASH AND CASH EQUIVALENTS AT END OF                               $             798,019
 PERIOD
                                                                   ======================




SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During May 1999, the Company acquired IPSL in exchange for 1,500,000 shares of its common stock having a fair value of $11,760,000.

During 1999, the Company acquired equipment totaling $634,182 under capital lease obligations.

          See accompanying notes to consolidated financial statements

                   TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO CONSOLIDATED STATEMENTS
                             AS OF DECEMBER 31, 1999

NOTE  1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND
            ORGANIZATION

            (A) ORGANIZATION

            On June 26, 1996, Quintessence Oil Co. ("Quintessence") was incorporated in Wyoming to engage in oil and gas activities. Quintessence never commenced substantial operations, and in March 1999 common stock was issued to a new management group and an acquisition of IPSL, Inc. ("IPSL") was consummated in May 1999. (See Notes 9 and 10)

            On November 17, 1999, Torque Engineering Corporation ("Torque" or the "Company") was incorporated in Delaware and Quintessence was merged into Torque to effect a domicile and name change. The transaction was treated as a recapitalization and the effect is shown retroactively in the accompanying consolidated financial statements.

            The Company intends to design and manufacture high performance offshore marine performance production engines.

            The Company is in the development stage and activities to date include primarily fund raising, product design and development, and establishment of markets.

            (B) PRINCIPLES OF CONSOLIDATION

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, IPSL. All intercompany balances and transactions have been eliminated in consolidation.

            (C) USE OF ESTIMATES

            In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

            (D) CASH AND CASH EQUIVALENTS

            For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

                   TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO CONSOLIDATED STATEMENTS
                             AS OF DECEMBER 31, 1999


            (E) MARKETABLE SECURITIES

            The Company invests in various marketable equity instruments. The Company accounts for such investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." ("SFAS 115")

            Management determines the appropriate classification of its investments at the time of acquisition and reevaluates such determination at each balance sheet date. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. Investments classified as held-to-maturity are carried at amortized cost. In determining realized gains and losses, the cost of the securities sold is based on the specific identification method.

            (F) CONCENTRATION OF CREDIT RISK

            The Company maintains its cash in bank deposit accounts, which, at times, exceed Federally insured limits. At December 31, 1999, the Company had $685,959 in deposits, which exceeded Federally insured limits. The Company has not experienced any losses in such accounts through December 31, 1999.

            (G) INVENTORY

            Inventory is stated at the lower of cost (first-in, first-out) or net realizable value, and consists of purchased parts and work-in-process.

            (H) PROPERTY AND EQUIPMENT

            Property and equipment are stated at cost and depreciated using the straight-line method over the estimated economic useful lives of 3 to 10 years. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

            (I) STOCK OPTIONS

            In accordance with Statement of Financial Accounting Standards No. 123, ("SFAS 123") the Company has elected to account for Stock Options issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations. The Company accounts for stock options issued to non-employees under the fair value method of SFAS 123.

            (J) REVENUE RECOGNITION

            The Company recognizes revenue upon shipment of products.

                   TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO CONSOLIDATED STATEMENTS
                             AS OF DECEMBER 31, 1999


            (K) INCOME TAXES

            The Company accounts for income taxes under the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

            (L) COMPREHENSIVE INCOME (LOSS)

            The Company accounts for Comprehensive Income (Loss) under the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997.

            The unrealized gains and losses, net of tax, resulting from the valuation of available-for-sale securities at their fair market value at year end (see Note 1 (E)) are reported as Other Comprehensive Income (Loss) in the Statement of Operations and as Accumulated Other Comprehensive Income (Loss) in Stockholders' Equity and in the Statement of Stockholders' Equity.

            (M) NEW ACCOUNTING PRONOUNCEMENTS

            The Financial Accounting Standards Board has recently issued one new accounting pronouncement. Statement No. 133 as amended by Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000.

            The Company believes that its future adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

            (N) LOSS PER SHARE

            Basic and diluted net loss per common share for the years ended December 31, 1999 and 1998 and for the period from June 26, 1996 (inception) to December 31, 1999 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share".

                   TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO CONSOLIDATED STATEMENTS
                             AS OF DECEMBER 31, 1999


            Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive. At December 31, 1999 there were 240,000 common stock options issued and outstanding that could potentially dilute earnings per share in future periods.

            (O) BUSINESS SEGMENTS

            The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company operates in one segment and therefore segment information is not presented.

NOTE  2     MARKETABLE SECURITIES

            The Company's marketable securities, purchased principally for the purpose of selling them in the near future, as defined under SFAS 115, are comprised of equity securities, all classified as available-for-sale securities, which are reported at their fair value based upon the quoted market prices of those investments at December 31, 1999, with unrealized losses reported in a separate component of stockholders' equity until they are sold. Any realized gains or losses are included in net earnings at the time of sale.

            The composition of marketable securities at December 31, 1999 is as follows:



                                                                          COST                FAIR VALUE
            Common stock                                           $       212,276       $          32,145
                                                                   =================     ===================


            Investment expenses for the year ended December 31, 1999 consisted of the following:


             Net realized losses on the sale marketable securities                    $            (51,642)
                                                                                      ======================

             Unrealized losses included in other comprehensive loss
             for the year ended December 31, 1999 consisted of
             the following:
              Net unrealized losses on marketable securities                          $           (180,131)
                                                                                      ======================


NOTE  3     ACCOUNTS RECEIVABLE AND CONCENTRATIONS

            At December 31, 1999, approximately 90% of accounts receivable were due from one customer. Sales during 1999 primarily relate to one engine sale to the above customer.

                   TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO CONSOLIDATED STATEMENTS
                             AS OF DECEMBER 31, 1999


NOTE  4           INVENTORIES

                  Inventory at December 31, 1999 consisted of the following:

                  Raw materials                              $       307,067
                  Work in process                                    857,943
                                                             ----------------
                                                             $     1,165,010
                                                             ================

NOTE  5           PROPERTY AND EQUIPMENT

                  Property and equipment at December 31, 1999 consisted of the following:

                  Special tooling                            $     9,269,944
                  Machinery and equipment                          1,146,664
                  Equipment under capital leases                     634,182
                  Vehicles                                             5,206
                  Computer equipment                                  12,596
                  Furniture and fixtures                              29,156
                                                            ----------------
                                                                  11,097,748
                  Less: Accumulated depreciation                    (643,703)
                                                            ----------------

                         Property and equipment - net       $     10,454,045
                                                            ================


                  Depreciation expense for the year ended December 31, 1999 was $643,703.

NOTE  6           COMMITMENTS AND CONTINGENCIES

                  (A) YEAR 2000 ISSUES

                  The Company is aware of the issues associated with the programming code in existing computer systems caused by the arrival of the millennium (Year 2000). The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

                  The Company uses a standard off the shelf accounting software package for its accounting requirements. Management has contacted the software vendor and confirmed that the accounting software is Year 2000 compliant. Management has contacted its critical vendors and suppliers, to determine their own Year 2000 efforts and has not identified any Year 2000 compliance issues with those parties. Costs of investigating Year 2000 compliance issues have not been material to date. As a result, management believes that the effect of investigating and

                   TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO CONSOLIDATED STATEMENTS
                             AS OF DECEMBER 31, 1999


                  resolving Year 2000 compliance issues will not have a material effect on the Company's future financial position or results of operations. As of the date of this report, the Company has not been significantly affected by Year 2000 issues.

                  (B) CAPITAL LEASES

                  As of December 31, 1999, the Company leases four production machines under non-cancelable capital lease agreements, dated September 27, 1999.

                  Future minimum lease payments under the capital lease are as follows at December 31, 1999:


                  Total future minimum lease payments                                    $        748,464
                  Less: interest                                                                 (140,091)
                                                                                         ------------------
                                                                                                  608,373
                  Less: current portion                                                           (32,837)
                                                                                         ------------------
                  Long-term obligation under capital lease                               $        575,536
                                                                                         ==================


                  Future minimum lease payments by year for the capital leases are as follows at December 31, 1999:

                                        2000                        $         32,837
                                        2001                                 113,324
                                        2002                                 122,633
                                        2003                                 132,707
                                        2004                                 206,872
                                                                    ------------------
                                                                    $        608,373
                                                                    ==================

                  (C) OPERATING LEASE AGREEMENT

                  The Company leases corporate office space under an operating lease. The lease has a remaining term through 2002.

                  Future minimum lease payments for the operating lease are as follows at December 31, 1999:


                                        2000                            $    120,000
                                        2001                                 120,000
                                        2002                                  40,000


                  Rent expense for the year ended December 31, 1999 amounted to $70,168.

                   TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO CONSOLIDATED STATEMENTS
                             AS OF DECEMBER 31, 1999


NOTE  7           STOCKHOLDERS' EQUITY

                  (A)  PRIVATE PLACEMENT

                  In September 1999, the Company offered common stock subscriptions pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. The purchase price was $3.25 per share. As of December 31, 1999, cash of $1,500,005, for 461,540 shares were received.

                  (B)  STOCK OPTIONS

                  On October 7, 1999, the 1999 Stock Option Plan (the "Plan") was adopted by the Board of Directors of the Company and approved by the Company's stockholders. The Plan was developed to provide a means whereby directors, officers, employees of, and certain persons rendering services to the Company or any subsidiary may be granted stock to purchase common stock of the Company.

                  The Plan authorizes options up to 500,000 shares of the Company's common stock and is administered by the Board of Directors of the Company or a committee of two or more members of the Board of Directors (the "Plan Committee"). The Company grants incentive and nonqualified stock options. Incentive stock options are only granted to employees of the Company or any subsidiary thereof. The exercise price which is established by the Plan Committee may not be less than 85% of the fair market value of the common stock at the time of grant for nonqualified stock options, may not be less than 100% of the fair market value of the common stock at the time of grant for incentive stock options and may not be less than 110% of the fair market value of the common stock at the time of grant if incentive stock options are granted to employees owning more than ten percent of the total voting power or value of all classes of stock of the Company. The term of the stock options is determined by the Plan Committee and shall not exceed ten years from the date of grant. In the case of incentive stock options which are granted to employees owning more than ten percent of the total voting power or value of all classes of stock of the Company, the term may not exceed five years. During the year ended December 31, 1999, the Company issued 240,000 stock options under the plan to employees and Board of Director members.

                  In accordance with SFAS 123, for options issued to employees, the Company applies APB Options No. 25 and related interpretations in accounting for the options issued. Accordingly, compensation cost of $5,380 and deferred compensation expense of $20,220 was recognized as of December 31, 1999, computed in accordance with the intrinsic value method. Had compensation cost for the Company's options been determined based on the fair market value of the options at the grant date, consistent with SFAS 123, the Company's net loss for the year ended December 31, 1999 and for the period from June 26, 1996 to

                   TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO CONSOLIDATED STATEMENTS
                             AS OF DECEMBER 31, 1999


                  December 31, 1999, would have been increased to the pro-forma amounts indicated below.

                                                                                                  For the period from
                                                                                                    June 26, 1996 to
                                                                     December 31, 1999              December 31, 1999
                                                                 -------------------------     --------------------------
                  Net loss                  As reported          $             (1,325,744)     $              (1,336,328)
                                            Pro forma            $             (1,463,953)     $              (1,474,537)

                  Net loss per share        As reported          $                 (0.232)     $                  (0.571)
                                            Pro forma            $                 (0.256)     $                  (0.630)


                  The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net income for future years due to, among other things, the effects of vesting.

                  For financial statement disclosure purposes the fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 5.86%, volatility 118% and expected term of three years.

                  A summary of the options issued to employees and Board of Director members as of December 31, 1999 is presented below:

                                                                            Number of           Weighted Average
                                                                             Options             Exercise Price
                                                                        -------------------    ------------------

                  STOCK OPTIONS

                    Balance at beginning of period                                   -         $              -
                    Granted                                                        240,000     $             2.77
                    Exercised                                                        -                        -
                    Forfeited                                                        -         $              -
                                                                        -------------------    -------------------
                    Balance at end of period                                       240,000     $             2.77
                                                                        ===================    ===================

                  Options exercisable at end of period                              87,333     $             3.02

                  Weighted average fair value of options
                   granted during the period                                                   $             1.50


                  The following table summarizes
                  information about stock options
                  outstanding at December 31, 1999:

                   TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO CONSOLIDATED STATEMENTS
                             AS OF DECEMBER 31, 1999



                                    Options Outstanding                               Options Exercisable
            --------------------------------------------------------------------------------------------------------

                                                Weighted
                             Number             Average          Weighted           Number          Weighted
            Range Of     Outstanding At        Remaining         Average         Exercisable         Average
            Exercise      December 31,        Contractual        Exercise        At December,       Exercise
             Price            1999                Life            Price            31, 1999           Price
             -----            ----                ----            -----            --------           -----
            $  1.81          80,000            8.92 Years         1.81              14,000            1.81
            $  3.25         160,000            4.92 Years         3.25              73,333            3.25
                        ----------------                                       --------------
                            240,000            6.25 Years         2.77              87,333            3.02
                        ================                                       ==============




NOTE  8     INCOME TAXES

            The Company and its subsidiary have elected to file separate tax returns. Income tax expense (benefit) for the years ended December 31, 1999 and 1998 for the parent company is summarized as follows:



                                                                    1999                    1998
                                                                    ----                    ----
            Current:
             Federal                                        $           -           $           -
             State                                                      -                       -
             Deferred-Federal and State                             226,400                   1,255
             Change in Valuation Allowance                         (226,400)                 (1,255)
                                                            -------------------     -------------------
            Income tax expense (benefit)                    $           -                       -
                                                            ===================     ===================




            The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 1999 and 1998, as follows:



                                                                    1999                    1998
                                                                    ----                    ----
            U.S. Federal income tax provision
             (benefit)                                      $      (226,400)        $        (1,255)
            Effect of net operating loss
             carryforward                                           226,400                   1,255
                                                            -------------------     -------------------

                                                            $           -           $           -
                                                            ===================     ===================




            The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                   TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO CONSOLIDATED STATEMENTS
                             AS OF DECEMBER 31, 1999



                                                                    1999                    1998
                                                                    ----                    ----
            Deferred tax assets:
             Net operating loss carryforward                $       230,000         $         1,255
                                                            -------------------     -------------------
              Total gross deferred tax assets                       230,000                   1,255
             Less valuation allowance                              (230,000)                 (1,255)
                                                            -------------------     -------------------

            Net deferred tax assets                         $           -           $           -
                                                            ===================     ===================




            At December 31, 1999, the Company had net operating loss carryforwards of approximately $676,000 for U.S. Federal income tax purposes available to offset future taxable income expiring on various dates through 2020.

            The valuation allowance at January 1, 1999 was $3,600. The net change in the valuation allowance during the year ended December 31, 1999 was an increase of approximately $226,400.

NOTE  9     RECAPITALIZATION

            In March 1999, the Company issued 4,870,000 common shares to a new management group in consideration of the new management group seeking an acquisition candidate. (See Note 10) This issuance was treated as a recapitalization of the Company with the par value of the stock charged to additional paid-in capital.

NOTE  10    ACQUISITION

            Effective May 28, 1999, the Company acquired the outstanding common stock of IPSL, a Nevada corporation, incorporated on April 27, 1998, in exchange for 1,500,000 shares of the Company's common stock. The acquisition was accounted for under the purchase method of accounting and the stock was valued at $7.84 per share, based on the average quoted trading price before and after the purchase was determined and the announcement was made. The resulting purchase price was $11,760,000 and was allocated, based upon an independent appraisal performed for allocation purposes, to the assets acquired and liabilities assumed as follows:



            Marketable securities                                       $         637,045
            Inventory                                                           1,018,808
            Special tooling                                                     9,256,014
            Machinery and equipment                                             1,122,509
            Furniture, fixtures, and other                                         34,363
            Loan fee payable                                                     (200,875)
            Loan to stockholder                                                  (107,864)
                                                                        ------------------
                                                                        $      11,760,000
                                                                        ==================



                   TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO CONSOLIDATED STATEMENTS
                             AS OF DECEMBER 31, 1999


            The table below reflects the pro forma combined results of the Company as if the acquisition had taken place at January 1, 1998:




                                                                   1999                    1998
                                                            ------------------     ------------------
            Net Sales                                       $        91,300        $            -
            Net Loss                                        $    (1,928,287)       $         (3,692)
            Loss per share                                           (0.337)                 (0.004)



NOTE  11    RELATED PARTIES

            Pursuant to an agreement entered into between IPSL and affiliates of a principal stockholder of IPSL prior to the acquisition (see
            Note 10), the Company owed the affiliates $28,708 at December 31, 1999 relating to prior loans made to the Company.

            Consulting income as of December 31, 1999, included $118,500 received from a principal stockholder.

NOTE  12    GOING CONCERN

            The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $1,325,744 and negative cash flows from operating activities of $687,414 during 1999, and had an accumulated deficit of $1,336,328 at December 31, 1999. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

            In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its working capital requirements, and the success of its future operations. Management believes that action presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TORQUE ENGINEERING CORPORATION


Date: May 25, 2000                     By:   /s/ Raymond B. Wedel, Jr.
                                             ----------------------------------
                                             Raymond B. Wedel, Jr., President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Raymond B. Wedel, Jr.              Date: May 25, 2000
-----------------------------------
Raymond B. Wedel, Jr.
President, Chief Operating Officer,
and a Director


/s/ Donald A. Christensen              Date: May 25, 2000
-----------------------------------
Donald A. Christensen
Director


/s/ Richard D. Wedel                   Date: May 25, 2000
-----------------------------------
Richard D. Wedel
Chairman, Chief Executive officer
and Director


/s/ I. Paul Arcuri                     Date: May 25, 2000
-----------------------------------
I. Paul Arcuri
Vice President and Chief Financial
Officer



/s/                                    Date: May _____, 2000
-----------------------------------
Clement Lange
Director