Form 10QSB
period 2000-03-31
TORQUE ENGINEERING CORP
filed 2000-06-01
CIK 1018675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

  X       Quarterly report under section 13 or 15(d) of the Securities Exchange
------    Act of 1934 for the quarterly period ended March 31, 2000 or

------ Transition report under section 13 or 15(d) of the Exchange Act for the transition period from _______ to _______


Commission file number:  000-21811

                         Torque Engineering Corporation
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified In Its Charter)

        Delaware                                                83-0317306
        --------                                                ----------
(State of Incorporation)                                     (I.R.S. Employer
                                                            Identification No.)

                    2932 Thorne Drive, Elkhart, Indiana 46514
                    -----------------------------------------
                    (Address of Principal Executive Offices)

                                 (219) 264-2628
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

                            Quintessence Oil Company
                   ------------------------------------------
                     (Former Name, Former Address and Former
                   fiscal Year, if Changed Since Last Report)

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES    X    NO
              -----     ------


As of March 31, 2000 the Issuer had 7,832,940 shares of Common Stock, par value $0.00001, outstanding.

Transitional Small Business Disclosure Format (check one): Yes ____ No _X_

                         Torque Engineering Corporation
                          (A Development Stage Company)

                                   FORM 10-QSB

                  For the Quarterly Period Ended March 31, 2000

                                Table of Contents

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

    Balance Sheet at March 31, 2000 (unaudited)...............................1
    Statements of Operations for the three months
         ended March 31, 2000 and 1999 (unaudited)............................2
    Statements of Cash Flows for the three months
         ended March 31, 2000 and 1999 (unaudited)............................3
    Notes to Consolidated Financial Statements (unaudited)....................4

Item 2. Management's Discussion and Analysis or Plan of Operations............5
        General
        Results of Operations
        Liquidity and Capital Resources

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................6
Item 2.  Change in Securities.................................................6
Item 3.  Defaults upon Senior Securities......................................6
Item 4.  Submission of Matters to a Vote of Security Holders..................6
Item 5.  Other Information....................................................6
Item 6.  Exhibits and Reports on Form 8-K.....................................6

Signature ....................................................................7

                         Torque Engineering Corporation
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                  March 31,                     December 31,
                                                                                    2000                            1999
                                                                                    ----                            ----
                                                                                 (unaudited)                      (audited)
CURRENT ASSETS
     Cash                                                                         $   335,141                   $   798,019
     Accounts Receivable, net                                                           5,256                         2,289
     Marketable securities                                                             41,697                        32,145
     Prepaid expenses                                                                     -0-                         4,768
     Inventory                                                                      1,242,350                     1,165,000
                                                                                   ----------                    ----------
         Total Current Assets                                                       1,624,444                     2,002,231
                                                                                   ----------                    ----------

PROPERTY & EQUIPMENT, NET                                                          10,239,017                    10,454,045
                                                                                   ----------                    ----------

OTHER ASSETS                                                                              -0-                           -0-
                                                                                   ----------                    ----------

TOTAL ASSETS                                                                      $11,863,461                   $12,456,276
                                                                                   ==========                    ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable & accrued expenses                                          $   107,048                 $      82,051
     Obligation under Capital lease - current portion                                  32,837                        32,837
     Due related parties                                                               28,708                        28,708
                                                                                   ----------                    ----------
         Total Current Liabilities                                                    168,593                       143,596
                                                                                   ----------                    ----------

LONG-TERM LIABILITIES

     Obligation under Capital lease                                                   575,536                       575,536
                                                                                   ----------                    ----------

TOTAL LIABILITIES                                                                     744,129                       719,132
                                                                                   ----------                    ----------

STOCKHOLDERS EQUITY

     Common Stock, $0.00001 par value, 50,000,000 shares authorized,
         7,832,940 shares issued and outstanding                                           78                            78
     Additional paid in capital                                                    13,330,715                    13,330,715
     Deficit accumulated during development stage                                  (1,966,284)                   (1,336,328)
     Accumulated other comprehensive loss                                            (170,579)                     (180,131)
                                                                                  -----------                    ----------
                                                                                   11,193,930                    11,814,334
     Less Treasury Stock at cost (6,750 Shares)                                       (56,970)                      (56,970)
     Less Deferred compensation expense                                               (17,628)                      (20,220)
                                                                                   ----------                    ----------
         Total Stockholders' Equity                                                11,119,332                    11,737,144
                                                                                   ----------                    ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $11,863,461                   $12,456,276
                                                                                   ==========                    ==========

                 See accompanying notes to financial statements

                         Torque Engineering Corporation
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                     Three Months        Three Months        For the period from
                                                                         Ended               Ended              June 26, 1996
                                                                       March 31            March 31            (inception) to
                                                                         2000                1999              March 31, 2000
                                                                         ----                ----              --------------
SALES                                                                  $    5,185           $     -0-            $     96,485

COST OF SALES                                                            (181,802)                -0-                (254,528)
                                                                        ---------            --------             -----------

GROSS LOSS                                                               (176,617)                -0-                (158,043)
                                                                        ---------            --------             -----------

OPERATING EXPENSES
     Payroll & other compensation                                          70,844                 -0-                 463,639
     Amortization                                                             -0-                 375                   3,375
     Depreciation                                                         262,536                 -0-                 906,239
     Rent                                                                  30,000                 -0-                 100,168
     Other selling, general & administrative                               97,445              26,622                 425,670
                                                                        ---------            --------                 -------
         Total Operation Expenses                                       (460,825)             (26,997)             (1,899,091)
                                                                        ---------            --------             -----------

NET (LOSS) FROM OPERATIONS                                             $(637,442)           $ (26,997)             (2,057,164)

OTHER INCOME (EXPENSE)

     Interest                                                                7058                 -0-                  21,563
     Consulting Income                                                        -0-                 -0-                 120,500
     Other                                                                    428                 -0-                     428
     Loss on Marketable Securities                                            -0-                 -0-                  51,642
                                                                        ---------                 ---                  ------

NET (LOSS)                                                             $ (629,956)          $ (26,997)           $ (1,966,284)
                                                                        ---------            --------             -----------

OTHER COMPREHENSIVE GAIN, NET OF TAX

     Unrealized gain (loss) on marketable securities - net                  9,552                 -0-                (170,579)

COMPREHENSIVE LOSS                                                     $ (620,404)          $ (26,997)           $ (2,136,863)
                                                                        ---------            --------             -----------

Net loss per share - basic & diluted                                   $   (0.079)          $  (0.026)                 (0.546)

Weighted average number shares outstanding                              7,832,940           1,000,000               3,916,470
     during the period - basic & diluted




                 See accompanying notes to financial statements.

                         Torque Engineering Corporation
                          (A Development Stage Company)

                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (unaudited)

                                                                                                                For the period from
                                                                Three Months              Three Months              June 26, 1996
                                                                    Ended                     Ended                (inception) to
                                                               March 31, 2000            March 31, 1999            March 31, 2000
CASH FLOWS FROM OPERATIONS ACTIVITIES:
Net Loss                                                       $     (629,956)              $    (26,997)            (1,966,285)
Adjustments to reconcile net loss to net cash
     used in operating activities:
Depreciation                                                          262,536                        375                909,614
Recognized Deferred Compensation                                        2,592                        -0-                  7,972

Changes in operating assets & liabilities:
(Increase) Decrease in:
     Marketing Expense incurred exchange of Stock                         -0-                        -0-                  2,688
     Write-off of investment                                              -0-                        -0-                  2,000
     Write-off of organizational Expenses                                 -0-                        -0-                  4,125
     Loss on marketable securities                                        -0-                        -0-                 51,642
     Accounts Receivable                                               (1,467)                       -0-                (3,756)
     Employee Advance                                                  (1,500)                       -0-                (1,500)
     Inventory                                                        (77,350)                       -0-              (223,552)
     Prepaid Expenses                                                   4,767                        -0-                    -0-
Increase (Decrease) in:
     Accounts Payable & Accrued Expenses                               26,329                        831                108,380
                                                                    ---------                   --------            -----------
         Net cash provided in operating activities                   (414,049)                   (25,791)            (1,108,671)
                                                                    ---------                   --------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property & equipment                                 (48,829)                       -0-                (99,510)
     Proceeds from sale of available-for-sale-securities                  -0-                        -0-                316,158
     Investment in Oil & Gas lease                                        -0-                        -0-                 (2,000)
     Organizational costs                                                 -0-                        -0-                 (7,500)
                                                                    ---------                   --------            -----------
                                                                      (48,829)                       -0-                207,148
                                                                    ---------                   --------            -----------

CASH FLOWS FROM FINANCING ACTIVITES

     Issuance of common stock                                             -0-                        -0-              1,542,505
     Payments on capital lease obligations                                -0-                        -0-               (25,809)
     Repayment of loans                                                   -0-                        -0-              (280,032)
                                                                    ---------                   --------            -----------
                                                                          -0-                        -0-              1,236,666
                                                                    ---------                   --------            -----------

NET INCREASE (DECREASE) IN CASH                                      (462,878)                   (25,791)              (335,141)

CASH & CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                              798,019                     25,791                    -0-
                                                                    ---------                   --------            -----------

CASH & CASH EQUIVALENTS AT END OF PERIOD                           $  335,141                  $       0                335,141
                                                                    ---------                   --------            -----------


                 See accompanying notes to financial statements

                         Torque Engineering Corporation
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Further  information,   refer  to  the  consolidated  financial  statements  and
footnotes, included in the Company's Form 10-KSB for the year ended December 31, 1999.

2.  DEVELOPMENT STAGE COMPANY

The Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7. There have been no significant operations since incorporation. On May 28, 1999, the company entered the transportation technology industry where its core business is the manufacturing and marketing of marine pleasure boat engines, and its activities to date include primarily fund raising, product design and development, and establishment of markets.

3.  STOCKHOLDERS' EQUITY

On October 7, 1999 the shareholders voted the 1999 Stock Option Plan allowing 500,000 shares of common stock be available for the issuance of options.

4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $629,956 and negative cash flows from operating activities of $414,049 during the three months ended March 31, 2000, and had an accumulated deficit of $1,966,284 at March 31, 2000

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its working capital requirements, and the success of its future operations. Management believes that action presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

                         Torque Engineering Corporation
                          (A Development Stage Company)

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         Overview

         The following discussion of the financial condition and results of Torque Engineering should be read together with the interim financial statements included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied in those forward-looking statements.

         Torque Engineering is a development stage company which continues to devote its efforts toward establishing itself as a manufacturer of a lightweight, high-powered marine engine built on a production line basis for the luxury performance pleasure craft industry. Torque Engineering had a net loss of $629,956 and negative cash flows from operating activities of $414,049 for the three months ended March 31, 2000, and an accumulated deficit as of March 31, 2000 of $1,966,284. These conditions raise substantial doubt about Torque Engineering's ability to continue as a going concern.

         Torque Engineering's ability to continue as a going concern is dependent upon management's ability to increase sales of the Torque V-12 engines and to obtain adequate levels of additional financing. Management believes that its current efforts will result in Torque Engineering being able to continue as a going concern. We can not assure you, however, that we will be successful.

         Revenues

         For the three months ended March 31, 2000, Torque Engineering had revenues of $5,185 attributable to the sale of various marine engine parts. Torque Engineering did not generated revenues from operations for the comparable period ended March 31, 1999. Cost of sales for the three months ended March 31, 2000 was $181,802. Costs of sales were primarily attributable to Torque Engineering's continued refinement of the manufacturing process of the Torque V-12 engines.

         Net Loss

         Net loss for the three months ended March 31, 2000 increased to $629,956 from $26,997 for the period ended March 31, 1999. This is primarily attributable to increases in general and administrative expenses and payroll expense incurred in connection with the implementation of Torque Engineering's business plan. In addition, Torque Engineering had $262,536 of depreciation of property acquired as part of Torque Engineering's acquisition of IPSL and being used in connection with Torque Engineering's production-line for the Torque V-12 engines. Net unrealized gain on marketable securities for the three months ended March 31, 2000 was $9,552.

         Liquidity and Capital Resources

         Management anticipates that it will require additional capital and plans to obtain such capital through the sale of securities, obtaining financing from third parties, and from funds generated by the sale of the Torque V-12 engine. If we are unable to obtain financing from any of these potential sources, or if our funds from our ongoing operations do not increase, it is unlikely we will continue as a going concern. As of March 31, 2000, Torque Engineering had $335,141 in cash, compared to $798,019 as of December 31, 1999. This decrease is attributable to the continuation of manufacturing operations during the first three months of 2000, and management's continued effort to implement its business plan. Management believes it will require additional working capital in order to continue operations. Management is continuing to evaluate its projected capital needs and to identify potential sources of capital. We can not assure you we will be able to obtain additional capital as it becomes necessary.

         Cash Flows

         A total of $414,049 was used for operating activities for the three months ended March 31, 2000. The cash used in operating activities was primarily expended on general and administrative expenses related to the production-line for the Torque V-12 engines.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         None.

Item 2.  Changes in Securities.
         ---------------------

         None.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         None

Item 5.  Other Information.
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

(a)      Exhibits:

         27.1 Financial Data Schedule

(b)      Reports on Form 8-K.

         On May 18, 2000 a Form 8-K was filed as to the Registrant's Certifying Accountant engaging Weinberg & Co., P.A. as its Independent accountants. Management determined that no prior audits had been performed and requested Weinberg & Co., P.A. to audit all prior periods as part of their engagement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Torque Engineering Corporation

                                               By:    /s/ Raymond B. Wedel, Jr.
                                                      -------------------------
                                               Name:  Raymond B. Wedel, Jr.
                                               Title:    President

Date:  May 30, 2000