Form 10KSB/A
period 1999-12-31
TORQUE ENGINEERING CORP
filed 2000-08-10
CIK 1018675

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  Form 10-KSB/A

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

[     ]  TRANSITION  REPORT  UNDER  SECTION  13 OR  15(d)  OF THE  SECURITIES
         EXCHANGE ACT OF 1934

Commission file number: 0-21811

                         Torque Engineering Corporation
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                          83-0317306
-------------------------------                            -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                   2932 Thorne Drive, Elkhart, Indiana 46514
          ------------------------------------------------------------
          (Address of principal executive offices, including ZIP Code)

Issuer's telephone number:  (219) 264-2628

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]
No [X]

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

         The sole purpose of this amendment is to file exhibits not previously filed with the Registrant's annual report on Form 10-KSB filed with the Securities and Exchange Commission on May 25, 2000.

Item 13. Exhibits and Reports on Form 8-K.

(a)      The following exhibits are furnished as part of this report:

Exhibit No.       Description

2.1 Form of Agreement and Plan of Merger by and among Quintessence Oil Company and Torque Engineering Corporation (Filed as Exhibit A to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on September 24, 1999).

2.2 Plan and Agreement of Reorganization dated May 21, 1999 between IPSL, Inc. and Quintessence Oil Company (Filed with the Registrant's annual report on Form 10-KSB filed with the Securities and Exchange Commission on May 25, 2000).

2.3 Bill of Sale between IPSL and Torque Engineering Corporation, an Indiana corporation, dated as of April 29, 1999.*

2.4      Stock Purchase  Agreement between  Quintessence Oil Company and certain
         investors   dated   March  26,  1999  (Filed  as  Exhibit  2.1  to  the
         Registrant's Current Report on Form 8-K filed on April 19, 1999

3.1      Articles  of  Incorporation  of  Quintessence  Oil  Company  (filed  on
         December 3, 1996 as exhibit 3.1 to the Registrant's Registration Statement on Form 10 (File No. 0-21811) and incorporated herein by reference).

3.2 Certificate of Incorporation of Torque Engineering Corporation.(Filed as Exhibit B to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on September 24, 1999).

3.3      Bylaws  of  Quintessence  Oil  Company  (filed on  December  3, 1996 as
         Exhibit 3.2 to the Registrant's Registration Statement on Form 10 (File No. 0-21811) and incorporated herein by reference).

3.4      Bylaws of Torque Engineering Corporation as amended (Filed as Exhibit C
         to  the   Registrant's   Definitive  Proxy  Statement  filed  with  the
         Securities and Exchange Commission on September 24, 1999).

10.1 Lease Rental Agreement between Quintessence and CNC Associates dated October 6, 1999, Lease No. 99870001.*

10.2 Lease Rental Agreement between Quintessence and CNC Associates dated October 6, 1999, Lease No. 99870002*

10.3 Lease Rental Agreement between Quintessence and CNC Associates dated October 6, 1999, Lease No. 99870003.*

10.4 Lease Rental Agreement between Quintessence and CNC Associates dated October 6, 1999, Lease No. 99870004.*

10.5 Real Estate Lease for Torque Engineering by and between Richard W. Strefling Industries, Inc. and Quintessence Oil Company dates April 29, 1999 (Filed with the Registrant's annual report on Form 10-KSB filed with the Securities and Exchange Commission on May 25, 2000).

10.6 Torque Engineering Corporation 1999 Stock Option Plan (Filed as Exhibit E to the Registrant's Definitive Proxy Statement filed with the Securities and Exchange Commission on September 24, 1999).

27.1 Financial Data Schedule (Filed with the Registrant's annual report on Form 10-KSB filed with the Securities and Exchange Commission on May 25, 2000).

99.1 IPSL, Inc. (A Development Stage Company) Financial Statements as of May 28, 1999 (Filed with the Registrant's annual report on Form 10-KSB filed with the Securities and Exchange Commission on May 25, 2000).

------------------
*        Filed herewith

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TORQUE ENGINEERING CORPORATION


Date: August 3, 2000                        By:/s/ Raymond B. Wedel, Jr.
                                               --------------------------------
                                               Raymond B. Wedel, Jr., President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on August 3, 2000.

/s/ Raymond B. Wedel, Jr.
--------------------------------------------
Raymond B. Wedel, Jr.
President, Chief Operating Officer,
and a Director


/s/ Donald A. Christensen
--------------------------------------------
Donald A. Christensen
Director

/s/ Richard D.Wedel
--------------------------------------------
Richard D. Wedel
Chairman, Chief Executive officer
and Director

/s/ I. Paul Arcuri
--------------------------------------------
I. Paul Arcuri
Vice President and Chief Financial
Officer


--------------------------------------------
Clement Lange
Director