Form 10QSB
period 2000-06-30
TORQUE ENGINEERING CORP
filed 2000-08-14
CIK 1018675

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

_X_ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000 or

____ Transition report under section 13 or 15(d) of the Exchange Act for the transition period from _______to _______

Commission file number:  000-21811


                         Torque Engineering Corporation
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified In Its Charter)

        Delaware                                       83-0317306
------------------------                  ------------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)

                    2932 Thorne Drive, Elkhart, Indiana 46514
                    -----------------------------------------
                    (Address of Principal Executive Offices)

                                 (219) 264-2628
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

              (Former Name, Former Address and Former fiscal Year,
                         if Changed Since Last Report)
                            Quintessence Oil Company

Check  whether  the issuer:  (1) has filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X    NO
     -----     ----

As of June 30, 2000 the Issuer had 8,099,607 shares of Common Stock, par value $0.00001, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ----   ----

                         Torque Engineering Corporation
                          (A Development Stage Company)

                                   FORM 10-QSB

                  For the Quarterly Period Ended June 30, 2000

                                Table of Contents

                           PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
    Consolidated Balance Sheet at June 30, 2000 (unaudited)
       and December 31, 1999 (audited).......................................1

    Consolidated Statements of Operations for the three months ended
       June 30, 2000 & 1999 (unaudited), the six months ended
       June 30, 2000 & 1999 (unaudited) and for the period from
       June 26, 1996 (inception) to June 30, 2000............................2

    Consolidated Statements of Cash Flows for the three months ended
       June 30, 2000 and 1999 (unaudited) ), the six months ended
       June 30, 2000 & 1999 (unaudited) and for the period
       from June 26, 1996 (inception) to June 30, 2000.......................3

    Notes to Consolidated Financial Statements (unaudited)...................4

Item 2. Management's Discussion and Analysis or Plan of Operations...........6
         General
         Results of Operations
         Liquidity and Capital Resources

                           PART II..OTHER INFORMATION

Item 1.  Legal Proceedings...................................................7
Item 2.  Change in Securities................................................7
Item 3.  Defaults upon Senior Securities.....................................7
Item 4.  Submission of Matters to a Vote of Security Holders.................7
Item 5.  Other Information...................................................7
Item 6.  Exhibits and Reports on Form 8-K....................................7


Signature....................................................................8

                         Torque Engineering Corporation
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                      June 30,                     December 31,
                                                                                        2000                           1999
                                                                                        ----                           ----
                                                                                     (unaudited)                     (audited)
CURRENT ASSETS
     Cash                                                                             $   237,521                    $   798,019
     Accounts Receivable, net                                                               6,906                          2,289
     Advances to suppliers                                                                 50,000                            -0-
     Marketable securities                                                                 18,953                         32,145
     Prepaid expenses                                                                      18,498                          4,768
     Inventory                                                                          1,339,042                      1,165,010
                                                                                       ----------                     ----------
         Total Current Assets                                                           1,670,920                      2,002,231
                                                                                       ----------                     ----------

PROPERTY & EQUIPMENT, NET                                                              10,014,264                     10,454,045
                                                                                       ----------                     ----------

TOTAL ASSETS                                                                          $11,685,184                    $12,456,276
                                                                                       ==========                     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable & other liabilities                                            $    178,794                   $     82,051
     Obligation under Capital lease - current portion                                      77,900                         32,837
     Due related parties                                                                      -0-                         28,708
                                                                                       ----------                     ----------
         Total Current Liabilities                                                        256,694                        143,596
                                                                                       ----------                     ----------

LONG-TERM LIABILITIES
     Obligation under Capital lease                                                       541,611                        575,536
                                                                                       ----------                     ----------

TOTAL LIABILITIES                                                                         798,305                        719,132
                                                                                       ----------                     ----------

STOCKHOLDERS EQUITY
     Common Stock, $0.00001 par value, 50,000,000 shares authorized,
         8,099,607 and 7,832,940 shares issued and outstanding, respectively.                  81                             78
     Additional paid in capital                                                        13,730,712                     13,330,715
     Deficit accumulated during development stage                                     (2,578,585)                    (1,336,328)
     Accumulated other comprehensive loss                                               (193,323)                     ( 180,131)
                                                                                       ----------                     ----------
                                                                                       10,958,885                     11,814,334
     Less Treasury Stock at cost (6,750 Shares)                                          (56,970)                       (56,970)
     Less Deferred compensation expense                                                  (15,036)                       (20,220)
                                                                                       ----------                     ----------
         Total Stockholders' Equity                                                    10,886,879                     11,737,144
                                                                                       ----------                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $11,685,184                    $12,456,276
                                                                                       ==========                     ==========


                 See accompanying notes to financial statements

                         Torque Engineering Corporation
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      Three Months    Three Months    Six Months    Six Months   For the period from
                                                          Ended           Ended          Ended         Ended         June 26, 1996
                                                         June 30         June 30        June 30       June 30       (inception) to
                                                          2000            1999           2000          1999          June 30, 2000
                                                          ----            ----           ----          ----          -------------

SALES                                                    $  3,749      $  86,537      $   8,934       $86,537           $  100,234

COST OF SALES                                             (82,268)           -0-       (264,066)          -0-             (336,796)
                                                         --------      ---------      ---------    ----------           ----------

GROSS LOSS                                                (78,519)        86,537       (255,132)       86,537             (236,562)
                                                         --------      ---------      ---------    ----------           ----------

OPERATING EXPENSES

     Payroll & other compensation                          54,743            -0-        125,587           -0-              518,382
     Amortization                                             -0-            -0-            -0-           -0-                3,375
     Depreciation                                         276,836         66,643        539,372        67,018            1,183,075
     Rent                                                  30,000            -0-         60,000           -0-              130,168
     Other selling, general & administrative              202,417        133,223        299,867       159,845              628,087
                                                         --------      ---------      ---------    ----------           ----------
         Total Operation Expenses                         563,996        199,866      1,024,826       226,863            2,463,087
                                                         --------      ---------      ---------    ----------           ----------

NET (LOSS) FROM OPERATIONS                              ($642,515)     ($113,329)   ($1,279,958)    ($140,326)         ($2,699,649)

OTHER INCOME
     Interest                                               1,507            -0-          8,564           -0-               23,070
     Consulting Income                                        -0-            -0-            -0-           -0-              120,500
     Other                                                    -0-            -0-            428           -0-                  428
     Loss on Marketable Securities                            -0-            -0-            -0-           -0-             (51,642)
                                                         --------      ---------      ---------    ----------           ----------

NET (LOSS) BEFORE EXTRAORDINARY ITEMS                   ($641,008)     ($113,329)   ($1,270,966)    ($140,326)         ($2,607,293)
                                                         --------      ---------      ---------    ----------           ----------

EXTRAORDINARY ITEMS
     Gain on Extinguishment of Debt                        28,708            -0-         28,708           -0-               28,708

NET (LOSS)                                              ($612,300)     ($113,329)   ($1,242,258)    ($140,326)         ($2,578,585)
                                                         --------      ---------      ---------    ----------           ----------

OTHER COMPREHENSIVE (LOSS), NET OF TAX
     Unrealized (loss) on marketable securities - net     (22,744)            -0-       (13,192)           -0-            (193,323)

COMPREHENSIVE LOSS                                      ($635,044)     ($113,329)   ($1,255,450)    ($140,326)         ($2,771,908)
                                                         --------      ---------      ---------    ----------           ----------

Loss Before Extraordinary Gain                             (0.081)        (0.018)        (0.161)       (0.039)              (1.263)

Extraordinary gain                                          0.004          0.000          0.004         0.000                0.014

Net loss per share - basic & diluted                      $(0.077)       $(0.018)       ($0.157)      ($0.039)             $(1.249)

Weighted average number shares outstanding              7,907,014      6,331,538      7,869,772     3,554,260            2,064,573
     during the period - basic & diluted


                See accompanying notes to financial statements.

                         Torque Engineering Corporation
                          (A Development Stage Company)

                       CONSOLIDATED STATEMENT OF CASH FLOW
                                   (unaudited)

                                                                                                                For the period from
                                                                Six Months                Six Months               June 26, 1996
                                                                  Ended                     Ended                 (inception) to
                                                              June 30, 2000             June 30, 1999              June 30, 2000
                                                              -------------             -------------               ------------
CASH FLOWS FROM OPERATIONS ACTIVITIES:
Net Loss                                                      $ (1,242,258)             $    (26,997)               (2,578,585)
Adjustments to reconcile net loss to net cash
     used in operating activities:
Depreciation                                                        539,372                       375                 1,186,450
Recognized Deferred Compensation                                      5,184                       -0-                    10,564
Gain on Extinguishment of Debt                                     (28,708)                       -0-                  (28,708)

Changes in operating assets & liabilities:
(Increase) Decrease in:
     Marketing Expense incurred exchange of Stock                       -0-                       -0-                     2,688
     Write-off of investment                                            -0-                       -0-                     2,000
     Write-off of organizational Expenses                               -0-                       -0-                     4,125
     Loss on marketable securities                                      -0-                       -0-                    51,642
     Accounts Receivable                                            (4,615)                       -0-                   (6,906)
     Advances to suppliers                                         (50,000)                       -0-                  (50,000)
     Inventory                                                    (174,032)                       -0-                 (320,234)
     Prepaid Expenses                                              (13,730)                       -0-                  (18,498)
Increase (Decrease) in:
     Accounts Payable & Other Liabilities                            96,743                       831                   178,794
                                                                   --------             -------------                 ---------
         Net cash provided (used) in operating activities         (872,044)                  (25,791)               (1,566,668)
                                                                   --------             -------------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property & equipment                              (87,466)                       -0-                 (138,147)
     Proceeds from sale of available-for-sale-securities                -0-                       -0-                   316,158
     Investment in Oil & Gas lease                                      -0-                       -0-                   (2,000)
     Organizational costs                                               -0-                       -0-                   (7,500)
                                                                   --------             -------------                 ---------
         Net cash provided (used) in investing activities          (87,466)                       -0-                   168,511
                                                                   --------             -------------                 ---------

CASH FLOWS FROM FINANCING ACTIVITES

     Issuance of common stock                                       400,000                       -0-                 1,942,505
     Payments on capital lease obligations                            (988)                       -0-                  (26,797)
     Repayment of loans                                                 -0-                       -0-                 (280,030)
                                                                   --------             -------------                 ---------
         Net cash provided (used) in financing activities           399,012                       -0-                 1,635,678
                                                                   --------             -------------                 ---------

NET INCREASE (DECREASE) IN CASH                                   (560,498)                  (25,791)                   237,521

CASH & CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                            798,019                    25,791                       -0-
                                                                   --------             -------------                 ---------

CASH & CASH EQUIVALENTS AT END OF PERIOD                           $237,521             $         -0-                 $ 237,521
                                                                   --------             -------------                 ---------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 2000 the company acquired equipment totaling $12,125 under capital lease obligations.

During May 1999, the company acquired IPSL, Inc in exchange for 1,500,000 shares of common stock having a fair value of 11,760,000.


                 See accompanying notes to financial statements

                         Torque Engineering Corporation
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

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

2.       DEVELOPMENT STAGE COMPANY

The Company is considered to be in the development stage, as defined in Statement of Financial Accounting Standards No. 7. There have been no significant operations since incorporation. On May 28th, 1999 the company entered the transportation technology industry where its core business is the manufacturing and marketing of marine pleasure boat engines, and its activities to date include primarily fund raising, product design and development, and establishment of markets.

3.       STOCKHOLDERS' EQUITY

On June 5, 2000 a total of 266,667 shares of common stock were issued at a price of $1.50 per share or a total amount of $400,000. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

4.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $1,242,258 and negative cash flows from operating activities of $872,044 during the six months ended June 30, 2000, and had an accumulated deficit of $2,578,585 at June 30, 2000.

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

5.  EXTRAORDINARY ITEM

In June 2000, Torque Engineering's subsidiary IPSL, Inc. confirmed the extinguishment of debts from certain affiliates and a principal shareholder of IPSL. Inc totaling $28,708. As a result, an extraordinary gain was realized for the three months ended June 30, 2000.

6.  NET LOSS PER SHARE

As a result of an extraordinary item for the three months ended June 30, 2000, the statements of operations reflects a per share loss for both before and after extraordinary items.

7.  INVENTORIES

Inventory at June 30, 2000 consisted of the following:

         Raw materials              1,222,467
         Work in Process              116,575
                                   ----------
                                    1,339,042
                                   ==========

8.  COST OF SALES

For the six months ended June 30, 2000 the company charged to cost of good sold $264,066. The company believes certain items are not capitalizeable for inventory and has taken a conservative approach in expensing these items.

9.  STOCK OPTIONS

An employee was granted 10,000 stock options at an exercise price of $1.80625 per option.

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

         Torque Engineering is a development stage company which continues to devote its efforts toward establishing itself as a manufacturer of a lightweight, high-powered marine engine built on a production line basis for the luxury performance pleasure craft industry. For the three and six months ended June 30, 2000 Torque Engineering had a net loss of $612,300 and $1,242,258 respectively, negative cash flows from operating activities of $872,044 for the six months ended June 30, 2000, an accumulated deficit for the six months ended June 30, 2000 of $2,578,585.

         Revenues

         For the three and six months ended June 30, 2000, Torque Engineering had revenues of $3,749 and $8,934 respectively, attributable to the sale of various marine engine parts. Cost of sales for the three an six months ended June 30, 2000 was $82,268 and $264,066 respectively. Costs of sales were primarily attributable to Torque Engineering's continued manufacture of the Torque V-12 engines.

         Net Loss

         Net loss for the three and six months ended June 30, 2000 increased to $612,300 and $1,242,258 from $113,329 and $140,326 respectively for the three and six months ended June 30, 1999. This is primarily attributable to increases in general and administrative expenses and payroll expense incurred in connection with the implementation of Torque Engineering's business plan. In addition, Torque Engineering, for the three and six months ended June 30, 2000 had depreciation of $276,836 and $539,372 respectively, for property acquired as part of Torque Engineering's acquisition of IPSL and being used in connection with Torque Engineering's production-line manufacture of the Torque V-12 engines. Net unrealized loss on marketable securities for the three and six months ended June 30, 2000 was $22,744 and $13,192 respectively.

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

Cash Flows

         A total of $872,044 was used for operating activities for the six months ended June 30, 2000. The cash used in operating activities was primarily expended on depreciation, general and administrative expenses related to the production-line manufacture of the Torque V-12 engines.

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.
            -----------------

                  None.

Item 2.     Changes in Securities.
            ----------------------

                  During the six months ended June 30, 2000, Torque Engineering sold securities in the transaction described below without registering the securities under the Securities Act of 1933. Unless otherwise indicated, no underwriter, sales or placement agent was utilized in the transaction.

               1. On June 5, 2000, a total of 266,667 shares of common stock were issued to a director in exchange for $400,000. These shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

               2. In February, 2000, an option to purchase 10,000 shares of common stock at an exercise price of $1.80625 per share, was issued to an employee of Torque Engineering. The option was immediately vested 20% and vests an additional 20% in November of each year commencing November 2000. The option was granted pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933

                  The facts relied on to meet the exemption from registration provided by Section 4(2) of the Securities Act of 1933 available for the sale of such securities were:

                  -- the limited number of purchasers,

                  -- the sophistication or accreditation of the purchaser,

                  -- the purchaser's access to material information about Torque Engineering,

                  -- the absence of any general solicitation or advertising, and

                  -- restrictions on transfer of the securities issued to the purchaser as indicated by a legend on the certificates representing such securities.

Item 3.     Defaults Upon Senior Securities.
           --------------------------------

                  None.

Item 4.     Submission of Matters to a Vote of Security Holders.
           ----------------------------------------------------

                  None

Item 5.     Other Information.
           ------------------

                  None.

Item 6.    Exhibits and Reports on Form 8-K.
           --------------------------------

(a)      Exhibits:

                     27.1  Financial Data Schedule

(b)      Reports on Form 8-K.

                     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Torque Engineering Corporation

Date:  August 9, 2000                  /s/ Raymond B. Wedel, Jr
                                       ------------------------
                                       Raymond B. Wedel, Jr.
                                       President

Date:  August 9, 2000                  /s/I. Paul Arcuri             .
                                       -------------------------------
                                       I. Paul Arcuri
                                       Chief Financial Officer