Form 10QSB
period 2000-09-30
TORQUE ENGINEERING CORP
filed 2000-11-14
CIK 1018675

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

X Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000 or

____ Transition report under section 13 or 15(d) of the Exchange Act for the transition period from _______ to _______

                       Commission file number: 000-21811


                         Torque Engineering Corporation
         ---------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified In Its Charter)

        Delaware                                         83-0317306
------------------------                     -----------------------------------
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

YES    X    NO ___
     -----

As of November 10, 2000 the Issuer had 8,103,607 shares of Common Stock, par value $0.00001, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ____ No  X
                                                                       ----

                         Torque Engineering Corporation
                          (A Development Stage Company)

                                   FORM 10-QSB

                For the Quarterly Period Ended September 30, 2000

                                Table of Contents


     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheet at September 30, 2000
    (unaudited) and December 31, 1999 (audited)................................1

Consolidated Statements of Operations for the three months ended
     September 30, 2000 & 1999 (unaudited), the nine months ended
     September 30, 2000 & 1999 (unaudited) and for the period from June
     26, 1996 (inception) to September 30, 2000
     (unaudited)...............................................................2

Consolidated Statements of Cash Flows for the nine months ended
      September 30, 2000 and 1999 (unaudited), and for the period from
      June 26, 1996 (inception) to September 30, 2000
      (unaudited)..............................................................3

Notes to Consolidated Financial Statements (unaudited).......................4-5

Item 2. Management's Discussion and Analysis or Plan of Operations...........6-7
      General
      Results of Operations
      Liquidity and Capital Resources

      PART II..OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................8
Item 2.  Change in Securities..................................................8
Item 3.  Defaults upon Senior Securities.......................................8
Item 4.  Submission of Matters to a Vote of Security Holders...................8
Item 5.  Other Information.....................................................8
Item 6.  Exhibits and Reports on Form 8-K......................................8

Signature......................................................................9

                         Torque Engineering Corporation
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                                                 September 30,  December 31,
                                                                                     2000           1999
                                                                                 -----------     ----------
                                                                                 (Unaudited)      (Audited)
CURRENT ASSETS

     Cash ...................................................................   $      8,200    $    798,019
     Accounts Receivable, net ...............................................          5,941           2,289
     Advances to suppliers ..................................................         82,314             -0-
     Marketable securities ..................................................          9,461          32,145
     Prepaid expenses .......................................................          5,392           4,768
     Inventory ......... ....................................................      1,427,510       1,165,010
                                                                                ------------    ------------
         Total Current Assets ...............................................      1,538,818       2,002,231
                                                                                ------------    ------------

PROPERTY & EQUIPMENT, NET ...................................................      9,744,860      10,454,045
                                                                                ------------    ------------

TOTAL ASSETS ................................................................   $ 11,283,678    $ 12,456,276
                                                                                ============    ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable & other liabilities ...................................   $    353,786    $     82,051
     Obligation under Capital lease - current portion .......................        123,945          32,837
     Due related parties ....................................................         30,000          28,708
                                                                                ------------    ------------
         Total Current Liabilities ..........................................        507,731         143,596
                                                                                ------------    ------------

LONG-TERM LIABILITIES

     Obligation under Capital lease .........................................        475,547         575,536
                                                                                ------------    ------------

TOTAL LIABILITIES ...........................................................        983,278         719,132
                                                                                ------------    ------------

STOCKHOLDERS EQUITY

     Common Stock, $0.00001 par value, 50,000,000 shares authorized,
         8,099,607 and 7,832,940 shares issued and outstanding, respectively.             81              78
Additional paid in capital ..................................................     13,730,712      13,330,715
     Deficit accumulated during development stage ...........................     (3,158,164)     (1,336,328)
     Accumulated other comprehensive loss ...................................       (202,815)       (180,131)
                                                                                ------------    ------------
                                                                                  10,369,814      11,814,334
     Less Treasury Stock at cost (6,750 Shares) .............................        (56,970)        (56,970)
     Less Deferred compensation expense .....................................        (12,444)        (20,220)
                                                                                ------------    ------------
         Total Stockholders' Equity .........................................     10,300,400      11,737,144
                                                                                ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................   $ 11,283,678    $ 12,456,276
                                                                                ============    ============

                                  See accompanying notes to financial statements

                         Torque Engineering Corporation
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (Unaudited)

                                                                                                                  For the period
                                                                                                                       from
                                                       Three Months   Three Months   Nine Months    Nine Months    June 26, 1996
                                                          Ended          Ended           Ended         Ended      (inception) to
                                                       September 30   September 30   September 30   September 30   September 30,
                                                           2000           1999           2000           1999           2000
                                                       -----------    ------------   -----------    ------------   -------------

SALES ..............................................   $   229,840    $    119,880   $   238,774    $    206,417   $   330,074

COST OF SALES ......... ............................      (295,828)            -0-      (559,894)            -0-      (632,624)
                                                       -----------    ------------   -----------    ------------   -----------

GROSS LOSS .........................................       (65,988)        119,880      (321,120)        206,417      (302,550)
                                                       -----------    ------------   -----------    ------------   -----------

OPERATING EXPENSES

     Payroll & other compensation ..................        55,253             -0-       180,840             -0-       573,635
     Amortization ..................................           -0-             -0-           -0-             -0-         3,375
     Depreciation ..................................       279,588         201,581       818,960         268,599     1,462,663
     Rent ..........................................        30,000             -0-        90,000             -0-       160,168
     Other selling, general & administrative .......       114,357         135,766       414,224         295,611       742,444
                                                       -----------    ------------   -----------    ------------   -----------
         Total Operation Expenses ..................       479,198         337,347     1,504,024         564,210     2,942,285
                                                       -----------    ------------   -----------    ------------   -----------

NET (LOSS) FROM OPERATIONS .........................   ($  545,186)   ($   217,467)  ($1,825,144)   ($   357,793)  ($3,244,835)

OTHER INCOME

     Interest Income ...............................         1,210             -0-        9,774              -0-        24,280
     Interest (Expense) ............................       (35,603)            -0-      (35,603)             -0-       (35,603)
     Consulting Income .............................           -0-             -0-           -0-             -0-       120,500
     Other .........................................           -0-             -0-          428              -0-           428
     Loss on Marketable Securities .................           -0-             -0-           -0-             -0-       (51,642)
                                                       -----------    ------------   -----------    ------------   -----------

NET (LOSS) BEFORE EXTRAORDINARY ITEMS ..............   ($  579,579)   ($   217,467)  ($1,850,545)   ($  357,793)   ($3,186,872)


EXTRAORDINARY ITEMS

     Gain on Extinguishment of Debt ................           -0-             -0-        28,708             -0-        28,708
                                                       -----------    ------------   -----------    ------------   -----------

NET (LOSS) .........................................   ($  579,579)   ($  217,467)   ($1,821,837)   ($   357,793)  ($3,158,164)

OTHER COMPREHENSIVE (LOSS), NET OF TAX

     Unrealized (loss) on marketable
          securities - net .........................        (9,492)             -0-      (22,684)             -0-     (202,815)
                                                       -----------    ------------   -----------    ------------   -----------

COMPREHENSIVE LOSS .................................   ($  589,071)   ($   217,467)  ($1,844,521)   ($   357,793)  ($3,360,979)
                                                       -----------    ------------   -----------    ------------   -----------

Loss Before Extraordinary Gain .....................        (0.072)         (0.029)       (0.233)         (0.087)       (1.184)

Extraordinary gain .................................         0.000           0.000         0.004           0.000         0.011

Net loss per share - basic & diluted ...............   $    (0.072)   $     (0.029)  ($    0.229)   ($     0.087)  $    (1.173)

Weighted average number shares outstanding .........     8,099,607       7,560,343     7,947,266       4,130,308     2,692,736
     during the period - basic & diluted


                 See accompanying notes to financial statements.

                         Torque Engineering Corporation
                          (A Development Stage Company)

                       CONSOLIDATED STATEMENT OF CASH FLOW
                       -----------------------------------
                                   (Unaudited)


                                                                                                      For the period from
                                                            Nine Months          Nine Months             June 26, 1996
                                                               Ended                Ended               (inception) to
                                                        September 30, 2000   September 30, 1999       September 30, 2000
                                                        ------------------   ------------------       ------------------
CASH FLOWS FROM OPERATIONS ACTIVITIES:
Net Loss ...............................................   $(1,821,837)         $  (357,793)             $(3,158,164)
Adjustments to reconcile net loss to net cash
     used in operating activities:
Depreciation ...........................................       818,960                   -0-               1,466,038
Recognized Deferred Compensation .......................         7,776                   -0-                  13,156
Gain on Extinguishment of Debt .........................       (28,708)                  -0-                 (28,708)

Changes in operating assets & liabilities:
(Increase) Decrease in:
     Marketing Expense incurred exchange of Stock ......           -0-                   -0-                   2,688
     Write-off of investment ...........................           -0-                   -0-                   2,000
     Write-off of organizational Expenses ..............           -0-                   -0-                   4,125
     Loss on marketable securities .....................           -0-                   -0-                  51,642
     Accounts Receivable ...............................        (3,652)                  -0-                  (5,942)
     Advances to suppliers .............................       (82,314)                  -0-                 (82,314)
     Inventory .........................................      (262,500)                  -0-                (408,702)
     Prepaid Expenses ..................................          (624)                  -0-                  (5,392)
Increase (Decrease) in:
     Accounts Payable & Other Liabilities ..............       271,736              136,091                  353,786
                                                           -----------          -----------              -----------
         Net cash (used) in operating activities .......    (1,101,163)            (221,702)              (1,795,787)
                                                           -----------          -----------              -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property & equipment ..................       (97,649)                  -0-                (148,330)
     Proceeds from sale of available-for-sale-securities           -0-                   -0-                 316,158
     Investment in Oil & Gas lease .....................           -0-                   -0-                  (2,000)
     Organizational costs ..............................           -0-                   -0-                  (7,500)
                                                           -----------           -----------             -----------
         Net cash (used) in investing activities .......       (97,649)                  -0-                 158,328
                                                           -----------           -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITES

     Issuance of common stock ..........................       400,000            1,500,005                1,942,505
     Payments on capital lease obligations .............       (21,007)                  -0-                 (46,815)
     Repayment of loans ................................           -0-                   -0-                (280,031)
     Proceeds from shareholder loans ...................        30,000                   -0-                  30,000
                                                           -----------           -----------             -----------
         Net cash provided by financing activities .....       408,993             1,500,005               1,645,659
                                                           -----------           -----------             -----------

NET INCREASE (DECREASE) IN CASH ........................      (789,819)            1,278,303                   8,200

CASH & CASH EQUIVALENTS AT
     BEGINNING OF PERIOD ...............................       798,019                25,791                      -0-
                                                           -----------           -----------             -----------

CASH & CASH EQUIVALENTS AT END OF PERIOD ...............   $     8,200           $ 1,304,094             $     8,200
                                                           -----------           -----------             -----------



                 See accompanying notes to financial statements

                         Torque Engineering Corporation
                          (A Development Stage Company)

                   Notes to Consolidated Financial Statements
                            As of September 30, 2000

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

Further  information;   refer  to  the  consolidated  financial  statements  and
footnotes, included in the Company's Form 10-KSB for the year ended December 31, 1999.

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

3.       SHAREHOLDER LOANS

During the three months ended September 30, 2000 shareholders of the Company made advances of $30,000 for operating funds.

4.       STOCKHOLDERS' EQUITY

On June 5, 2000 a total of 266,667 shares of common stock were issued at a price of $1.50 per share or a total amount of $400,000. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Subsequent to September 30, 2000, the Company issued 4,000 shares of its common stock in exchange for $13,000.

5.   EXTRAORDINARY ITEM

In June 2000, Torque Engineering's subsidiary IPSL, Inc. confirmed the extinguishment of debts from certain affiliates and a principal shareholder of IPSL. Inc, totaling $28,708. As a result, an extraordinary gain was realized for the three months ended June 30, 2000.

6.  GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $1,821,837 and negative cash flows from operating activities of $1,101,163 during the nine months ended September 30, 2000, and had an accumulated deficit of $3,158,164 at September 30, 2000.

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

7.  NET LOSS PER SHARE

As a result of an extraordinary item for the three months ended June 30, 2000, the statements of operations reflects a per share loss for both before and after extraordinary items.

8.  INVENTORIES

Inventory at September 30, 2000 consisted of the following:

         Raw materials                1,272,918
         Work in Process                 81,706
         Finished Goods                  72,886
                                    -----------
                                      1,427,510
                                    ===========

9.  COST OF SALES

For the nine months ended September 30, 2000 the Company charged to cost of good sold $559,894. The Company believes certain items are not capitalizeable for inventory and has taken a conservative approach in expensing these items.

10.  STOCK OPTIONS

In February 2000 an employee was granted 10,000 stock options at an exercise price of $1.80625 per option as previously disclosed in the 10-QSB for the three months ended June 30, 2000 which vest over 5 years and expire after 10 years.

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

         Torque Engineering is a development stage company which continues to devote its efforts toward establishing itself as a manufacturer of a lightweight, high-powered marine engine built on a production line basis for the luxury performance pleasure craft industry. For the three and nine months ended September 30, 2000 Torque Engineering had a net loss of $579,579 and $1,821,837 respectively, negative cash flows from operating activities of $1,101,163 for the nine months ended September 30, 2000, an accumulated deficit for the nine months ended September 30, 2000 of $3,158,164.

         Revenues

         For the three and nine months ended September 30, 2000, Torque Engineering had revenues of $229,840 and $238,774 respectively, attributable to the sale of new engines and various marine engine parts. Cost of sales for the three and nine months ended September 30, 2000 was $295,828 and $559,894 respectively. Costs of sales were primarily attributable to Torque Engineering's continued manufacture of the Torque V-12 engines.

         Net Loss

         Net loss for the three and nine months ended September 30, 2000 increased to $579,579 and $1,821,837 from $217,467 and $357,793 respectively for the three and nine months ended September 30, 1999. This is primarily attributable to increases in general and administrative expenses and payroll expense incurred in connection with the implementation of Torque Engineering's business plan. In addition, Torque Engineering, for the three and nine months ended September 30, 2000 had depreciation of $279,588 and $818,960 respectively which represented an increase of $78,007 and $550,361 over the three and nine months ended September 30, 1999, for property acquired as part of Torque Engineering's acquisition of IPSL and being used in connection with Torque Engineering's production-line manufacture of the Torque V-12 engines. Net unrealized loss on marketable securities for the three and nine months ended September 30, 2000 was $9,492 and $22,684 respectively.

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

Cash Flows

         A total of $1,101,163 was used for operating activities for the nine months ended September 30, 2000. The cash used in operating activities was primarily expended on purchases, payroll and, general and administrative expenses related to the production-line manufacture of the Torque V-12 engines. Depreciation was a significant non-cash charge to operation activities totaling $818,960.

                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.
             -----------------

                  None.

Item 2.     Changes in Securities.
           ----------------------

                  During the three months ended September 30, 2000, Torque Engineering sold securities in the transaction described below without registering the securities under the Securities Act of 1933. Unless otherwise indicated, no underwriter, sales or placement agent was utilized in the transaction.

               1. On October 9, 2000, a total of 4,000 shares of common stock were issued in exchange for $13,000. These shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

                                         Torque Engineering Corporation

Date:  November 10, 2000                 /s/ Raymond B. Wedel, Jr
                                         ------------------------
                                         Raymond B. Wedel, Jr.
                                         President

Date:  November 10, 2000                 /s/I. Paul Arcuri
                                         -----------------
                                         I. Paul Arcuri
                                         Chief Financial Officer