Form 10KSB
period 2000-12-31
TORQUE ENGINEERING CORP
filed 2001-03-29
CIK 1018675

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934

                   For the fiscal year ended December 31, 2000

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year ended December 31, 2000 were $718,801.

         The aggregate market value of the 2,833,500 shares of the issuer's outstanding common stock held by non-affiliates of the issuer was $3,541,875 as of March 15, 2001, based on the closing bid price of $1.25 per share as reported on the OTC Bulletin Board on that date.

         The issuer had 8,536,299 shares of its common stock issued and outstanding as of March 15, 2001, the latest practicable date before the filing of this report.

                         TORQUE ENGINEERING CORPORATION
                      INDEX TO ANNUAL REPORT ON FORM 10-KSB

                                                                            Page

PART I.........................................................................3
         Item 1.  Description of Business......................................3
         Item 2.  Description of Property......................................3
         Item 3.  Legal Proceedings............................................3
         Item 4.  Submission of Matters to a Vote of Security Holders..........3
PART II........................................................................4
         Item 5.  Market for Common Equity and Related Stockholder Matters.....4
         Item 6.  Management's Discussion and Analysis.........................7
         Item 7.  Financial Statements.........................................0
         Item 8.  Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure.........................20
PART III......................................................................21
         Item 9.  Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a)
                  of the Exchange Act........................................ 21

         Item 10. Executive Compensation......................................24
         Item 11. Security Ownership of Certain Beneficial Owners and
                  Management..................................................25
         Item 12. Certain Relationships and Related Transactions..............27
         Item 13. Exhibits and Reports on Form 8-K............................28

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

         In May 1999, Quintessence Oil's new management began the first phase of a transition from an inactive oil and gas company to a manufacturer of high-performance production engines for the boating and transportation industry. On May 28, 1999, Quintessence Oil issued 1,500,000 shares of its common stock to acquire IPSL, Inc. Prior to that, on May 1, 1999, IPSL acquired from Glaval Corporation the proprietary rights to continue to research and develop the Torque V-12, an aluminum, gasoline-powered engine for the luxury off-shore marine industry. By acquiring IPSL and other assets, Quintessence Oil obtained those same proprietary rights. On November 17, 1999, Quintessence Oil re-incorporated under Delaware law and changed its name to Torque Engineering Corporation.

         Torque Engineering's current management has experience in the design and production of high-performance, marine race and pleasure engines. Beginning in 1986, under the name Lightning Performance Products, Inc., Torque Engineering's current president, Raymond B. Wedel, Jr., developed and sold after-market performance-enhanced parts and equipment for marine racing and pleasure engines.

         The high-performance marine race and pleasure engines Lightning Performance originally produced were custom-made. As a result, the market for these products was extremely limited. In early 1992, Mr. Wedel sold Lightning Performance to Richard Streffling where Lightning Performance, as an Indiana corporation under the name Torque Engineering, continued operations. Mr. Wedel joined that business after the sale and began to transition it from the production of race engines to the development of a light-weight, high-power marine engine which could be built on a production-line basis for the luxury performance pleasure craft industry.

         In 1997, Mr. Wedel left the prior Torque Engineering to pursue other opportunities in the marine industry. However, that company, utilizing many of the same employees who worked for Mr. Wedel, continued to develop the Torque V-12. In 1999 IPSL purchased the assets and proprietary rights to continue to research and develop the Torque V-12 from the prior Torque Engineering entity.

         On May 21, 1999, Quintessence Oil and IPSL entered into a Plan and Agreement of Reorganization under which Quintessence Oil agreed to acquire all of the issued and outstanding shares of common stock of IPSL. Under the plan, IPSL's sole shareholder, Michel Attias, irrevocably granted Quintessence Oil the right to exchange 1,500,000 shares of its common stock for all of the outstanding shares of common stock of IPSL at any time prior to June 15, 1999. On May 28, 1999 Quintessence Oil exercised its right to close the transaction and to acquire IPSL and the assets and proprietary rights to research and develop the Torque V-12. As described above, Quintessence Oil then reincorporated and changed its name to Torque Engineering Corporation.

         Since acquiring IPSL and the rights to develop and manufacture the Torque V-12, Torque Engineering has formulated a plan of operation based on management's belief that even as boat manufacturers increase the size of pleasure craft, marine industry consumers are unwilling to settle for lesser performance than what is available in smaller craft. Management believes that in order to provide the same level of performance, the standard automotive-based gasoline V-8 engine is being asked to perform beyond its engineered limits. Owners of luxury offshore pleasure craft are therefore forced to resort to installing three or four high performance V-8 engines or installing heavier and noisier diesel engines. As a result, Torque Engineering has developed and is now manufacturing and marketing the Torque V-12, a high-powered, 12-cylinder, 14 liter/860 cubic inch V-12 aluminum marine engine. Torque Engineering presently offers the Torque V-12 in the following three models:

o        The TORQ 1000 - 900 horsepower engine with 1050 ft.-lbs. of torque,

o The TORQ 1100 - 1,050 horsepower engine with 1100 ft.-lbs. of torque, and

o        The TORQ 1200 - 1,150 horsepower engine with 1150 ft.-lbs. of torque.

Products

         The Torque V-12 is an all-aluminum, electronically fuel-injected engine designed to run on premium gasoline. The engine has a broad torque band, which allows the Torque V-12 to generate significant power at low throttle settings, thus providing for greater fuel economy. As of March 15, 2001 Torque Engineering is unaware of any other marine engine manufacturer that produces an all-aluminum, naturally aspirated, gasoline-powered V-12 engine that provides the same performance characteristics of the Torque V-12 engines.

         In September 1999, the Torque V-12 became an available power plant in the Carlson Model 2000, 33 foot sport cruiser boat line. Torque Engineering will display this boat at various marine industry trade shows throughout 2001. Currently, Magnum, Cigarette, NorTech, Predator, Advantage and Skater boats also list the Torque V-12 as a power plant selection for some of their current models.

         The Torque V-12 is designed for installation in luxury marine pleasure craft. After significant production of the Torque V-12 begins, Torque Engineering anticipates that it will analyze whether the Torque V-12 may be commercially adapted to other uses, including potential military, industrial, agricultural or mining uses. Torque Engineering has engaged in the past in discussions with various third parties about adapting the Torque V-12 to other marine uses outside of the luxury pleasure craft industry. These discussions continued during the year ended December 31, 2000. However, these discussions continue to be of an extremely broad and preliminary nature. There is no assurance that Torque Engineering will adapt its Torque V-12 to additional marine or other uses, or that the Torque V-12 will be appropriate for uses other than in the luxury marine pleasure craft market.

         Retail prices for the Torque V-12 range from $91,159 to $112,838. Torque Engineering offers a one-year limited warranty on all three Torque V-12 models. Each warranty limits the total number of hours a purchaser may use the Torque V-12 during the one-year warranty period and still remain eligible for warranty protection. The warranty period for the TORQ 1000 covers 75 hours of total use and for the TORQ 1100 and TORQ 1200 covers 50 hours of total use.

Product Market

         Torque Engineering's products are designed for the marine pleasure craft industry. That industry is divided primarily into the high-end stern drive segment and the outboard segment. The Torque V-12 is targeted toward the stern drive segment.

         More specifically, Torque Engineering's Torque V-12 engines are currently targeted toward a limited niche market for purchasers and owners of high-powered, luxury performance pleasure craft sold in the U.S. Torque Engineering believes this niche market is generally characterized as having consumers who are concerned primarily with:

o        the performance of the high-powered engines they purchase,

o        the dependability of those engines, and

o        the overall useful life of those high-powered engines.

Prices for the marine craft for which the Torque V-12 engines are designed generally range from $250,000 to $1,000,000.

Industry overview

         According to the National Marine Manufacturers' Association, the recreational boating industry generated approximately $22.2 billion in overall sales in 1999 and $25.6 billion in 2000.

         There were 99,000 new sales of inboard and stern drive boats in 2000. Of these, approximately 20,000 were 25' or more in length. Approximately 90% of these boats would have two or more engines. Torque Engineering's management hopes to capture 2-1/2% to 4% of this market over the next three to five years. However, there can be no assurance Torque Engineering will be able to do so.

         Management believes recreational marine industry sales are impacted by factors such as:

o        the general state of the economy,

o        interest rates,

o        consumer spending,

o        technology,

o        dealer effectiveness,

o        demographics,

o        weather conditions,

o        fuel availability and price, and

o        government regulations.

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

o There are an increasing number of consumers over the age of 50. These older consumers typically have larger discretionary income per capita and increased leisure time. Torque Engineering believes that these consumers are purchasing larger and more luxurious boats.

o Torque Engineering believes there is increasing interest in upgrading existing boats through equipment-based accessories and repowerment. Torque Engineering's research indicates that approximately 1% of the existing boat engines in use are replaced on an annual basis.

o Women are increasingly influencing or making purchasing decisions. Torque Engineering estimates there are currently approximately 500,000 women powerboat owners in the U.S. and that the number is expected to grow.

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

         The Torque V-12 engine is machined and also hand-assembled by Torque Engineering's employees at the Elkhart, Indiana production facility. Each engine is tested on a dynamometer and research is conducted using a 41 foot test boat. Management believes that this manufacturing arrangement will be sufficient as production begins to meet consumer demand for the Torque V-12.

Raw Materials

         Torque Engineering plans to produce internally as many of the necessary components for the Torque V-12 as possible. Torque Engineering expects that the computer-controlled manufacturing machines acquired in November 1999 will facilitate the internal component production process. Additionally, Torque Engineering utilizes components acquired in May 1999 as part of the acquisition of IPSL, Inc.

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

Major Customers

         For the year ended December 31, 2000, approximately 97.5% of Torque Engineering's revenues were generated from sales to one customer, Cigarette Racing Team, Inc. We cannot assure you that Cigarette Racing Team, Inc. will continue to be a major customer.

Marketing

         Torque Engineering currently markets its Torque V-12 engines on a direct sale basis through leads derived from trade shows, magazine articles and personal contacts of our employees in the power boating industry. Torque Engineering markets its products not only to boat manufacturers, but also to pleasure boat users in an effort to increase demand through consumer requests to boat manufacturers for the Torque V-12 as an available power plant in luxury pleasure craft.

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

         In the niche market for high-powered marine engines in which Torque Engineering will participate, there are several manufacturers who build gasoline engines with 700 or more horsepower, including Volvo Penta and Brunswick. Management's experience is that generally these engines are either modified V-8s with enhanced aspiration such as turbo-chargers, or diesel fueled engines. As a result, Torque Engineering does not believe that these engines are competing with the Torque V-12 on an identical product line basis.

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

Research and Development

         Torque Engineering maintains an ongoing research & development program. In September 1999, Torque Engineering completed a private placement of 461,540 shares of common stock to raise a total of $1,500,005 for working capital purposes, including continued development of the Torque V-12 engine. A portion of the proceeds of this private offering were used as a down payment to lease the computer-controlled manufacturing equipment Torque Engineering uses in the production of its Torque V-12 engines. In 2000, Torque Engineering completed private placements of 578,359 shares of common stock to raise a total of $913,000 of which a portion supported ongoing research & development with the balance used for overhead and the purchase of raw materials.

         Management believes that Glaval Corporation spent significant funds on research and development prior to IPSL's acquisition of the assets and proprietary rights to develop and manufacture the Torque V-12. These expenditures were included as part of the acquisition price and will not be passed on to customers. The portion of funds spent after May 1, 1999 to convert to a production line is considered overhead which will be prorated over the manufacturing cost of the V-12 engines in accordance with generally accepted accounting principles.

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

         The EPA has adopted regulations governing emissions from marine engines. The regulations relating to outboard engines phase in over nine years, beginning in model year 1998 and concluding in model year 2006. For personal watercraft the regulations phase in over eight years, beginning in model year 1999 and concluding in model year 2006. Marine engine manufacturers are required to reduce hydrocarbon emissions from outboard engines, on average, by 8.3% per year beginning with the 1998 model year, and emissions from personal watercraft by 9.4% per year beginning in model year 1999. These regulations apply to two-stroke engines and to personal watercraft, such as jet skis. Since the Torque V-12 is a four-stroke engine, Torque Engineering does not believe that compliance with these standards will have a material adverse effect on the cost of its engine products or its future sales.

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

Employees

         As of March 15, 2001, Torque Engineering employed a total of 17 people, all of which are employed full time.

Risk Factors and Disclosure Regarding Forward Looking Statements

         The above description of our business should be read together with the financial statements and the related notes included in another part of this report and which are deemed to be incorporated into this section. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in those forward-looking statements. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including the following matters are forward looking statements:

      o our ability to manufacture the Torque V-12 on a production-line basis,
      o the size of the limited niche market in which we plan to sell the Torque V-12,
      o business strategies, and
      o expansion and growth of our operations.

         The statements are based on assumptions and analyses made by us in light of our experience and our perception of:

      o historical trends,
      o current conditions,
      o expected future developments, and
      o other factors we believe are appropriate in the circumstances.

         Those statements are affected by a number of assumptions including:

      o risks and uncertainties,
      o general economic and business conditions,
      o the business opportunities that may be presented to and pursued by us,
      o changes in laws or regulations and other factors, many of which are beyond our control, and
      o availability to obtain additional financing on favorable conditions.

         Torque Engineering's actual results could differ materially from those expressed or implied in these forward-looking statements as a result of certain factors, including the following risk factors:

We have a limited operating history.

         Torque Engineering is a manufacturing business that has a limited operating history. Limited production commenced in late 2000 with the first Torque V-12 engines being shipped in the fourth quarter. Prior to May 1999 we were an inactive public company originally formed for the purpose of purchasing, developing and operating oil and gas leases. Our business strategy is to continue to transition Torque Engineering away from the oil and gas business and to manufacture an aluminum, gasoline-powered V-12 engine for use in the performance pleasure boat marine industry. We expect to incur operating losses and negative operating cash flows as we begin to increase our operations. We cannot assure you that we will succeed in our transition or that we will have sufficient funds to continue operations until we reach profitability.

We cannot assure you that the market for the Torque V-12 will be sufficient to cover our operating expenses.

         Sales of the Torque V-12 are currently targeted toward owners of performance pleasure craft. This market is a limited niche market in which the price of the boats for which the Torque V-12 is designed in many cases exceeds $500,000. We cannot assure you that sales of engines in this market will be sufficient to allow us to become profitable in the future.

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

We have not yet manufactured the Torque V-12 on a full production basis.

         Our current business strategy is to manufacture the Torque V-12 on a production basis, as opposed to customizing the Torque V-12 per our customers' requests. In 1999 and 2000 we continued the tooling, fixturing, programming and installation of equipment in preparation for production. The initial production engines we completed and shipped in the later part of 2000. We have begun to implement quantity production of the Torque V-12 but cannot assure you that we will not experience initial or recurring quality control or cost problems.

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

         We believe that our success will depend on the continued employment of and active efforts of our senior management team, including Raymond B. Wedel, Jr. and Richard D. Wedel. None of our senior management team currently has an employment agreement. If one or more members of our senior management team were unable or unwilling to continue in their present positions, our business could be materially adversely affected.

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

Item 3.  Legal Proceedings.

         As of March 15, 2001, Torque Engineering is not a party to any pending legal proceeding and none of its property is subject to any legal proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no items submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         (a) Principal Market or Markets. Torque Engineering common stock is traded in the over-the-counter market, and is presently quoted on the OTC Bulletin Board under the symbol "TORQ." Trading on the OTC Bulletin Board began on May 14, 1998 and prior to October 22, 1999 the trading symbol was "QTSN". The following table sets forth the high and low bid prices of the common stock on the OTC Bulletin Board during each quarter from January 1, 1999 through December 31, 2000. These prices reflect interdealer quotations, without retail mark-up, mark-down or commissions, and may not represent prices at which actual transactions occurred.

                                                                   Bid

                         Quarter Ended                     High           Low
                         -------------                     ----           ---
                         March 31, 1999                    .010           .010
                         June 30, 1999                    9.875           .010
                         September 30, 1999               6.250          2.125
                         December 31, 1999                3.250          1.125

                         March 31, 2000                   6.000          1.125
                         June 30, 2000                    4.000          1.000
                         September 30, 2000               4.125          1.437
                         December  31, 2000               4.125           .656


         (b) Approximate Number of Holders of Common Stock. The number of holders of record of Torque Engineering common stock at March 15, 2001 was approximately 400. This includes 1,191,540 shares held by brokers.

         (c) Dividends. Holders of Torque Engineering common stock are entitled to receive dividends if declared by the board of directors. No dividends on the common stock have been paid by Torque Engineering since inception and Torque Engineering does not anticipate paying dividends in the foreseeable future.

         (d) Recent Sales of Unregistered Securities. During the past three years, Torque Engineering has sold securities in the transactions described below without registering the securities under the Securities Act of 1933. Unless otherwise indicated, no underwriter, sales or placement agent was involved in the transactions.

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

         3. In September 1999, a total of 461,540 shares of common stock were issued to Clement M. Lange, Glen A. Lange, Joey Lange and Sheila Wendholt at a price of $3.25 per share or a total amount of $1,500,005. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

         5. In December 1999, a total of 1,400 shares were issued to Mark Sorg and Eugene Sobczak in exchange for marketing services provided to Torque Engineering in the amount of $2,688. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         6. In February 2000, Torque Engineering issued an option to purchase 10,000 shares of common stock to an employee under the Torque Engineering 1999 stock option plan. This stock option was immediately 20% vested and vests at a rate of 20% per year thereafter. The exercise price of the stock option is $1.80625 per share.

         7. In June 2000, a total of 266,667 shares of common stock were issued to Clement M. Lange at a price of $1.50 per share or a total amount of $400,000. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         8. In October 2000, a total of 4,000 shares of common stock were issued to Glen S. Graber at a price of $3.25 per share or a total amount of $13,000.These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         9. In November 2000, Torque Engineering issued options to purchase 10,000 shares of common stock to the following members of the board of directors: Richard D. Wedel, Raymond B. Wedel, Jr., Donald Christensen, I. Paul Arcuri and Clement M. Lange. These options are immediately exercisable at a price of $3.25 per share for a period of five years from the date of the option grant.

         10. In November 2000, a total of 307,692 shares of common stock were issued to Clement M. Lange at a price of $1.625 per share or a total amount of $500,000. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         11. In February 2001, a total of 125,000 shares of common stock were issued to Messrs. Richard D. Wedel, Raymond B. Wedel, Jr. and Michel Attias at a price of $2.00 per share or a total amount of $250,000. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         The stock options described above were granted in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

         The facts relied on to make the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 available for the sale of securities discussed in paragraphs 1 through 10 above were:

o        the limited number of purchasers,

o        the sophistication or accreditation of the purchasers,

o        their access to material information about Torque Engineering,

o        the information furnished to them by Torque Engineering,

o        the absence of any general solicitation or advertising, and

o restrictions on transfer of the securities issued to them as indicated by a legend on the certificates representing such securities.


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

Overview

         Torque Engineering was a development stage company through September 30, 2000, which has devoted most of its efforts toward establishing its planned transition from an inoperative oil and gas company to a manufacturer of a lightweight, high-powered marine engine built on a production line basis for the luxury performance pleasure boat industry. During the year ended December 31, 2000, we became an operating company. Torque Engineering had a net loss of $2,752,608 and negative cash flows from operating activities of $1,468,442 for the year ended December 31, 2000, and an accumulated deficit of $4,088,936 as of December 31, 2000. These conditions raise substantial doubt about Torque Engineering's ability to continue as a going concern. Torque Engineering's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Torque Engineering's ability to continue as a going concern is dependent on management's ability to:

o        Increase production-line manufacturing of the Torque V-12,

o        increase sales of the Torque V-12, and

o obtain adequate levels of additional financing from new investors or existing shareholders.

Management is endeavoring to obtain new sources of financing and to generate a sufficient market for the Torque V-12 such that the full scale production can begin. We can not assure you, however, that adequate levels of additional financing can be obtained or that full scale production of the Torque V-12 will begin.

         Effective May 28, 1999, Torque Engineering acquired IPSL, a Nevada corporation, in exchange for the issuance of 1,500,000 shares of Torque
Engineering common stock. IPSL owns property and equipment which Torque Engineering is using in the manufacture of Torque V-12 engines.

Results of Operations

         Revenues

         For the year ended December 31, 2000, Torque Engineering had revenues of $718,801 substantially attributable to the sale of six (6) Torque V-12 engines and other parts. Cost of sales for the manufacture of the products sold during 2000 were $1,607,494 representing a gross loss of $888,693. The high cost of goods sold for the year ended December 31, 2000 is primarily attributable to a noncash charge incurred for depreciation. In addition, a large part of the increased cost of sales is comprised of salary for labor incurred in the production of Torque V-12 engines, building rent and other manufacturing overhead costs. For the year ended December 31, 1999, Torque Engineering had revenues of $91,300 attributable to the sale of one Torque V-12. Cost of sales for the manufacture of the Torque V-12 sold during 1999 were $72,726, representing a gross profit of $18,574.

         Operating Expenses

         Payroll and other compensation decreased to $240,538 for the year ended December 31, 2000 from $392,795 for the year ended December 31, 1999. This decrease is primarily attributable to the reclassification of certain salary expense of employees directly involved in the production of Torque V-12 engines to cost of goods sold. Depreciation increased to $1,118,079 for the year ended December 31, 2000, from $643,703 for the year ended December 31, 1999. This increase is primarily attributable to the fact that Torque Engineering took depreciation for the entire year ended December 31, 2000. Torque Engineering began taking depreciation during the year ended December 31, 1999 only after the acquisition of IPSL, Inc. in May 1999. The increase in rental expense from $70,168 for the year ended December 31, 1999 to $120,000 for the year ended December 31, 2000 is also attributable to the payment of rent on Torque
Engineering's manufacturing facility for the entire year ended December 31, 2000. General and administrative expenses increased to $384,817 for the year ended December 31, 2000 from $321,016 for the year ended December 31, 1999. The increase was primarily attributable to marketing and related travel expenses in connection with the establishment and execution of Torque Engineering's business plan.

         Net Loss

         Net loss increased to $2,752,608 for the year ended December 31, 2000 from $1,325,744 for the year ended December 31, 1999. This increase was primarily attributable to the increase in general and administrative expenses discussed above, and $1,118,079 of depreciation of property and equipment acquired through the IPSL acquisition in order to establish and execute Torque Engineering's business plan. Net unrealized losses on marketable securities for the years ended December 31, 2000 and December 31, 1999 were $30,932 and $180,131, respectively.

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

         Cash Flows

         For the year ended December 31, 2000, Torque Engineering raised net cash of $913,000 from private placements of its common stock. For the year ended December 31, 1999, Torque Engineering raised net cash of $1,500,005 from private placements of its common stock. Of the net cash raised from private placements during the year ended December 31, 2000, $900,000 was raised from a director and significant shareholder. In addition, two stockholders, one of whom is also an officer and director, provided operating funds in the amount of $60,000. The proceeds from these private placements and from these stockholders were used for working capital. Marketable securities through the IPSL acquisition were written down to $1,213, resulting in net unrealized losses on marketable securities for 2000 of $30,932.

         A total of $1,468,442 was used for operating activities during the year ended December 31, 2000 as compared to $687,414 used during the year ended December 31, 1999. The increase in cash used in operating activities was primarily attributable to increased general and administrative expenses, production and overhead expenses and the purchase of raw materials related to the implementation of management's business plan. As a result, cash and cash equivalents decreased to $160,113 for the year ended December 31, 2000 from $798,019 for the year ended December 31, 1999.

         Torque Engineering believes it does not have sufficient cash to continue operations and to manufacture the Torque V-12 on a production-line basis to generate revenues for the next twelve months. However, Torque Engineering intends to identify other sources of capital and to aggressively seek out additional capital if available on favorable terms and as necessary to continue operations and to increase sales and revenues. Management is continuing to evaluate the company's projected capital needs for the future development and manufacture of Torque V-12 engines. Although management believes the current cash, revenues to be generated from sales and financing will be sufficient for the next twelve months, we cannot assure you that Torque Engineering will not need additional funds to implement management's business plan.

         New Accounting Pronouncement

         The Financial Accounting Standards Board has recently issued new accounting pronouncement, Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS No. 137 and 138, "Accounting for Derivative Instruments and Hedging Activities" that establishes accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000.

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

         Current management, engaged Weinberg & Co., P.A., to audit Quintessence Oil's financial statements for the year ended December 31, 1996 as well. Audited financial statements for the years ended December 31, 1996, 1997, and 1998 respectively, were filed as part of this report on Form 10-KSB, December 31, 1999. Current management devoted substantial effort to correct that reporting deficiency. As a consequence of its efforts to provide audited financial information for the years ended December 31, 1996, 1997, and 1998, Torque Engineering's quarterly report on Form 10-QSB for the period ending March 31, 2000 was filed on June 1, 2000.

                                    PART III

Item 9.          Directors,  Executive Officers,  Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act.

                  (a) Directors and Executive Officers. The names and ages of the directors and executive officers of Torque Engineering are as follows:


Name                   Age    Position                                 Since

Raymond B. Wedel, Jr.  59     President and Director                    1999

Donald A. Christensen  70     Secretary and Director                    1999

Richard D. Wedel       53     Chairman, Chief Executive Officer
                              and Director                              1999


I. Paul Arcuri         46     Vice President, Chief Financial Officer
                              and Director                              1999

Clement Lange          65     Director                                  1999

Michael Bennett        53     Chief Operating Officer                   2000


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

Michael Bennett

         From 1997 until 2000, Michael Bennett served as Business Unit Vice President and General Manager of Dayco Industries a Division of Mark IV. Dayco is a $600,000,000 per year supplier of power transmission parts, hydraulic hoses, and fluid transfer hose. While there he directed seven (7) manufacturing facilities and 1,800 employees, including Operations Research and Development Applications and Product Development. He is a native of the U.K., and in 1970 he graduated in Mechanical Engineering from Coventry College, England. He then served approximately six years as an industrial engineer for Chrysler, U.K. Subsequently, he served for approximately twenty years at various locations as Facilities Manager, and later as Vice President and Director of Operations for Purolator Products, a $350,000,000 per year major supplier of automotive (OEM/aftermarket) and heavy-duty filtration products. Mr. Bennett has also studied at Carnegie Mellon University, completing their Program for Executives.

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

Richard D. Wedel

         Mr. Richard D. Wedel has been the chief executive officer and chairman of the board of directors since 1999. He is a financial consultant and since 1998, has been president of Wedel Consultants, a firm involved in mergers and acquisitions. Since 1999 he has been the Chairman of the Board of Integrated Homes, Inc., (INHI), a publicly traded company. Integrated Homes is a provider of bundled voice & data communication systems and services for planned development communities. From 1997 through 1998, he was chief operating officer and a director of Horizontal Ventures, Inc. From 1982 through 1997 Mr. Wedel was president and a director of Petro Union Inc., an energy resource exploration and production company which merged with Horizontal Ventures, Inc. He is a past chairman of the American Petroleum Institute Eastern U.S. Advisory Board. He has a degree in Business Administration from the University of Evansville.

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

         Family Relationship:

         Raymond B. Wedel, Jr. and Richard D. Wedel are brothers.

Section 16(a) Beneficial Reporting Compliance

         Under U.S. securities laws, directors, executive officers and persons holding more than 10% of Torque Engineering's common stock must report their initial ownership of the common stock and any changes in that ownership on reports that must be filed with the SEC and Torque Engineering. The SEC has designated specific deadlines for these reports and Torque Engineering must identify in this Form 10-KSB those persons who did not file these reports when due.

         Based upon information provided to Torque Engineering by its directors, executive officers and persons holding more than 10% of Torque Engineering's common stock, Torque Engineering believes that Michel Attias filed one late Form 4 to report six (6) transactions, Michael Bennett inadvertently failed to file a Form 3 and Clement Lange indadvertently failed to file a Form 4 to report one transaction. Torque Engineering also believes Raymond B. Wedel, Jr., Richard D. Wedel, Donald Christensen, I. Paul Arcuri and Clement Lange inadvertently failed to file their respective Form 5s in connection with Torque Engineering's grant of stock options to these officers and directors.

Item 10. Executive Compensation.

         The following table summarizes the total compensation Torque Engineering awarded or paid to Torque Engineering's chief executive officer for the year ended December 31, 2000. The current chief executive officer was not employed by Torque Engineering prior to March 1999. In addition, no other executive officer of Torque Engineering had a total annual salary and bonus in excess of $100,000 for 2000. Accordingly, Torque Engineering's chief executive officer is the only executive officer of Torque Engineering named in the table under SEC rules.

                           SUMMARY COMPENSATION TABLE



                                         Annual Compensation                    Long Term
                                                                              Compensation


Name and Principal                                                                                    All Other
Position                        Year         Salary ($)        Bonus($)         Options (#)        Compensation ($)
--------                        ----         ----------        --------         -----------        ----------------
Richard D. Wedel,               2000         50,000 (1)          -0-            10,000(2)                -0-
Chief Executive Officer
                                1999         50,000              -0-            10.000(2)                -0-
---------------------------------

(1)   Mr. Wedel's annual salary for 2001 is $50,000.
(2) In 1999 and 2000 Mr. Wedel received, as a member of the board of directors, options to purchase 10,000 shares of Torque Engineering common stock. These options are immediately vested and are exercisable for a period of five years from the grant date.

                             2000 OPTION/SAR GRANTS
                               (Individual Grants)

                                Percent of total


                            Number of Securities      Percent of total
                                 Underlying             options/SARS                Exercise or
                                Options/SARS          granted to employees          base price         Expiration
                 Name             granted(#)             in fiscal year               ($/Sh)            date
                 ----             ----------             -------------                ------            ----
         Richard D. Wedel         10,000                 16%                          $3.25/Sh          11-12-05


            AGGREGATED OPTION/SAR EXERCISES IN 2000 OPTION/SAR VALUES



                                                                                                                   Value of
                                                                                                                 unexercised in-
                                                                                        Number of unexercised     the- money
                                                                                        options/ SARS at        options/SARS at
                                     Shares                                             FY-end (#)                FY-end ($)
                                  acquired on            Value                          exercisable/             exercisable/
                 Name             exercise (#)           realized ($)                   unexercisable            unexercisable
                 ----             ------------           ------------                   -------------            -------------
         Richard D. Wedel              --                ---                            20,000/0                 0/$0(1)
        ------------------------ ---------------         --------------                 ----------------------   -------------------

(1) The exercise price for Mr. Wedel's options exceeded the closing bid quotation for Torque Engineering common stock on the OTC Bulletin Board as of December 31, 2000.


         Other than the options to purchase 10,000 shares of Torque Engineering common stock at an exercise price of $3.25 per share granted to Torque Engineering's five directors in 2000, directors did not receive compensation for their services in 2000. Non-employee directors are reimbursed for their expenses incurred to attend meetings.

         Michael  Bennett was  employed  as chief  operating  officer  beginning
November 1, 2000. In January 2001, the board of directors authorized Torque Engineering's officers to negotiate the terms of a written employment agreement with Mr. Bennett. The parties are currently in the process of negotiating the terms of such agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth information regarding beneficial ownership as of March 15, 2001 of Torque Engineering common stock by any person who Torque Engineering knows to be the beneficial owner of more than five percent of Torque Engineering's voting securities, and by each Torque Engineering director and executive officer and by the directors and executive officers of Torque Engineering as a group. As of March 15, 2001 there were 8,536,299 shares of common stock issued and outstanding.

         All beneficial owners listed below have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

NAME AND ADDRESS OF BENEFICIAL OWNER      SHARES              PERCENT OF CLASS
------------------------------------      ------              ----------------
Officers and Directors

Raymond B. Wedel, Jr.
1415 Meadow Lane                          1,611,702(1)        18.8%
Elkhart, IN   46514


Richard D. Wedel                          1,483,334(2)        17.3%
3900 Woodcastle
Evansville, IN 47711

Clement Lange                             1,234,629(3)        14.4%
4481 W. Holland Road, East
Huntingburg, IN   47532

Donald Christensen                           50,000(4)        less than 1%
48 South Evanston Way
Aurora, CO   80012

I. Paul Arcuri                              176,666(5)        2.1%
c/o Torque Engineering Corporation
2432 Thorne Drive
Elkhart, IN 46674

Michael Bennett                                      0          0%
c/o Torque Engineering Corporation
2432 Thorne Drive

Elkhart, IN 46674

All officers and directors as a group     4,556,331(6)        52.4%
(6 persons)

Other Beneficial Owners

Michel Attias                                1,303,134        15.3%
4 Riviera Avenue
Costa De Caza, CA   92679
-------------------

(1) Excludes 740,000 shares owned by Mr. Wedel's brother, Richard D. Wedel. Includes 316,668 shares owned by Raymond B. Wedel, Jr.'s wife. Mr. Wedel disclaims beneficial ownership of such shares. Excludes an aggregate of 633,332 shares owned by Mr. Wedel's adult children who do not live with him. Also includes 20,000 shares Mr. Wedel is entitled to acquire within 60 days pursuant to options granted to him as a member of the board of directors. Excludes 10,000 shares owned by Wanda Pride and 10,000 shares owned by Blanche Wedel. Ms. Pride and Ms. Wedel are Mr. Wedel's sisters. Mr. Wedel disclaims beneficial ownership of such shares.

(2) Includes 400,000 shares owned by Richard D. Wedel's wife. Mr. Wedel disclaims beneficial ownership of such shares. Includes 400,000 shares owned by Mr. Wedel's minor son who lives with him. Also includes 20,000 shares Mr. Wedel is entitled to acquire within 60 days pursuant to options granted to him as a member of the board of directors. Excludes 10,000 shares owned by Wanda Pride and 10,000 shares owned by Blanche Wedel. Ms. Pride and Ms. Wedel are Mr. Wedel's sisters. Mr. Wedel disclaims beneficial ownership of such shares.

(3) Excludes 61,540 shares owned by Mr. Lange's adult children, all of whom maintain separate residences from Mr. Lange. Includes 10,000 shares Mr. Lange is entitled to acquire within 60 days pursuant to an option granted to him as a member of the board of directors

(4) Includes 20,000 shares Mr. Christensen is entitled to acquire within 60 days pursuant to options to purchase 20,000 shares granted to him as a member of the board of directors and 20,000 shares vested under an option to purchase 30,000 shares granted to him as secretary.

(5) Includes 66,666 shares vested under an option to purchase 100,000 shares granted to him as vice-president and chief financial officer. Also includes 10,000 shares Mr. Arcuri is entitled to acquire within 60 days pursuant to an option granted to him as a member of the board of directors

(6) Includes options to acquire 156,666 shares of Torque's common stock exercisable within 60 days.


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

         In June 2000, Torque Engineering sold 266,667 shares of common stock to Clement Lange, a member of the board of directors, at a price of $1.50 per share for a total purchase price of $400,000. In November 2000, Clement Lange purchased an additional 307,692 shares of common stock at a per share price of $1.625, for a total price of $500,000.

         During September, October and December 2000, Torque Engineering received a total of $60,000 in operating funds from two of its stockholders, Richard D. Wedel and Michel Attias. Mr. Wedel is an officer and director of Torque Engineering. In addition, $11,656 of reimbursable expenses were owed to Richard D. Wedel as of December 31, 2000. Those loans were converted to non-interest bearing promissory notes due June 30, 2001.

         During February 2001, Clement Lange, a member of the board of directors, acquired 250,000 shares of common stock from Richard D. Wedel, Raymond Wedel and Michel Attias in exchange for $250,000. In addition, Torque Engineering issued to Richard D. Wedel, Raymond D. Wedel and Michel Attias 125,000 shares of common stock at a price of $2.00 per share for a total purchase price of $250,000. Richard Wedel and Raymond Wedel are officers and directors of Torque Engineering.

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

2.2 Plan and Agreement of Reorganization dated May 21, 1999 between IPSL, Inc. and Quintessence Oil Company.(Filed as exhibit 2.2 to the registrants annual report on Form 10-KSB filed on May 25, 2000 (file no. 000-21811)

2.3 Bill of Sale between IPSL and Torque Engineering Corporation, an Indiana corporation, dated as of April 29, 1999(Filed as exhibit 2.3 to the registrants amended annual report on Form 10-KSB filed on August 10, 2000 (file no. 000-21811).

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

10.1 Lease Rental Agreement between Quintessence and CNC Associates dated October 6, 1999, Lease No. 99870001(Filed as exhibit 10.1 to the registrants amended annual report on Form 10-KSB filed on August 10, 2000 (file no. 000-21811).

10.2 Lease Rental Agreement between Quintessence and CNC Associates dated October 6, 1999, Lease No. 99870002 (Filed as exhibit 10.2 to the registrants amended annual report on Form 10-KSB filed on August 10, 2000 (file no. 000-21811).

10.3 Lease Rental Agreement between Quintessence and CNC Associates dated October 6, 1999, Lease No. 99870003(Filed as exhibit 10.3 to the registrants amended annual report on Form 10-KSB filed on August 10, 2000 (file no. 000-21811).

10.4 Lease Rental Agreement between Quintessence and CNC Associates dated October 6, 1999, Lease No. 99870004(Filed as exhibit 10.4 to the registrants amended annual report on Form 10-KSB filed on August 10, 2000 (file no. 000-21811).

10.5 Real Estate Lease for Torque Engineering by and between Richard W. Strefling Industries, Inc. and Quintessence Oil Company dates April 29, 1999. (Filed as exhibit 10.5 to the registrants annual report on Form 10-KSB filed on May 25, 2000 (file no. 000-21811)

10.6 Torque Engineering Corporation 1999 Stock Option Plan (Filed as Exhibit E to the Registrants Definitive Proxy Statement filed with the Securities and Exchange Commission on September 24, 1999).

10.7     Corporate  Note  dated  September  28,  2000 for  $30,000 to Richard D.
         Wedel.*

10.8     Corporate Note dated October 4, 2000 for $15,000 to Richard D. Wedel.*

10.9     Corporate Note dated October 12, 2000 for $15,000 to Michel Attias.*

10.10    Corporate  Note  dated  December  31,  2000 for  $11,656  to Richard D.
         Wedel.*

99.1 IPSL, Inc. (A Development Stage Company) Financial Statements as of May 28, 1999. (Filed as exhibit 99.1 to the registrants annual report on Form 10-KSB filed on May 25, 2000 (file no. 000-21811)

------------------
* Filed herewith

(b) Reports on Form 8-K. Torque Engineering did file a report on Form 8-K during April 2000 and an amended Form 8-K on May 19, 2000.

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY

                                    CONTENTS

PAGE     1        INDEPENDENT AUDITORS' REPORT

PAGE     2        CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2000 AND 1999

PAGE     3        CONSOLIDATED STATEMENTS OF OPERATIONS  AND COMPREHENSIVE LOSS
                  FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

PAGES    4        CONSOLIDATED  STATEMENTS OF CHANGES IN STOCKHOLDERS'  EQUITY
                  FOR THE YEAR ENDED DECEMBER 31, 2000

PAGES    5 - 6    CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                  DECEMBER 31, 2000 AND 1999

PAGES    7 - 19   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
  Torque Engineering Corporation


We have audited the accompanying balance sheets of Torque Engineering Corporation and Subsidiary as of December 31, 2000 and 1999 and the related statements of operations and comprehensive loss, changes in stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Torque Engineering Corporation and Subsidiary as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company has a loss from current operations of $2,752,608 and has negative cash flows from operating activities of $1,468,442 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEINBERG & COMPANY, P.A.



Boca Raton, Florida
February 21, 2001

                See accompanying notes to consolidated financial
                                  statements.

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999

                                  ASSETS

                                                                  2000                  1999
                                                                 -----                 -----
Current assets

  Cash and cash equivalents                                   $    160,113        $    798,019
  Accounts receivable                                              311,159                2,289
  Advances to suppliers                                            109,180                 -
  Inventory                                                        789,135            1,165,010
  Marketable securities                                              1,213               32,145
  Prepaid expenses                                                  50,008                4,768
                                                                 ---------           ----------
     Total Current Assets                                        1,420,808            2,002,231

PROPERTY & EQUIPMENT - NET                                       9,451,698           10,454,045
                                                                 ---------           ----------

TOTAL ASSETS                                                  $ 10,872,506        $  12,456,276
------------                                                    ==========           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable and accrued expenses                       $    341,069        $      82,051
  Obligations under capital leases - current portion               127,278               32,837
  Due to related parties                                            71,656               28,708
                                                                ------------       --------------
       Total Current Liabilities                                   540,003              143,596

LONG-TERM LIABILITIES

  Obligations under capital leases                                 454,363              575,536
                                                                ------------       --------------

Total Liabilities                                                  994,366              719,132
                                                                ------------       --------------

STOCKHOLDERS' EQUITY

  Common stock, $.00001 par value, 50,000,000 shares
    authorized, 8,411,299 and 7,832,940 shares issued
    and outstanding, respectively                                       84                   78
  Additional paid in capital                                    14,243,709           13,330,715
  Accumulated deficit                                           (4,088,936)          (1,336,328)
  Accumulated other comprehensive loss                            (211,063)            (180,131)
                                                                ------------       --------------
                                                                 9,943,794           11,814,334
  Less Treasury Stock at cost (6,750 Shares)                       (56,970)             (56,970)
  Less Deferred compensation expense                                (8,684)             (20,220)
                                                                ------------       --------------
       Total Stockholders' Equity                                9,878,140           11,737,144
                                                                ------------       --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  10,872,506      $    12,456,276
                                                                ============       ==============



                See accompanying notes to consolidated financial
                                  statements.

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                                                         For the Year Ended  For the Year Ended
                                                                           December 31, 2000   December 31, 1999
                                                                         -------------------  ------------------

SALES                                                                    $       718,801      $         91,300

COST OF SALES                                                                  1,607,494                72,726
                                                                            --------------       ---------------


GROSS PROFIT (LOSS)                                                             (888,693)               18,574
                                                                            --------------       ---------------

OPERATING EXPENSES

    Payroll and other compensation                                               240,538               392,795
    Depreciation                                                               1,118,079               643,703
    Rent                                                                         120,000                70,168
    Other selling, general and administrative                                    384,817               321,016
                                                                            --------------       ---------------
      Total Operating Expenses                                                 1,863,434             1,427,682
                                                                            --------------       ---------------

LOSS FROM OPERATIONS                                                          (2,752,127)           (1,409,108)
                                                                            --------------       ---------------

OTHER INCOME (EXPENSE)

    Interest income                                                               10,514                14,506
    Interest expense                                                             (40,130)                 -
    Consulting                                                                      -                  120,500
    Loss on marketable securities                                                   -                  (51,642)
    Other                                                                            427                  -
                                                                            --------------       ---------------
      Total Other Income (Expense)                                               (29,189)               83,364
                                                                            --------------       ---------------

NET LOSS BEFORE EXTRAORDINARY ITEMS                                           (2,781,316)           (1,325,744)

EXTRAORDINARY ITEMS

    Gain on extinguishment of debt                                                28,708                  -
                                                                            --------------       ---------------

NET LOSS                                                                      (2,752,608)           (1,325,744)

OTHER COMPREHENSIVE LOSS

    Unrealized loss on marketable securities - net                               (30,932)             (180,131)
                                                                            --------------       ---------------

COMPREHENSIVE LOSS                                                       $    (2,783,540)     $     (1,505,875)
------------------
                                                                            ==============       ===============

Loss per share before extraordinary gain                                 $         (.347)     $         (0.232)
Extraordinary gain                                                                  .004                  -
                                                                            --------------       ---------------

Net loss per share - basic and diluted                                   $         (.343)     $         (0.232)
                                                                            ==============       ===============

Weighted average number of shares outstanding during the period
  -basic and diluted                                                           8,012,677             5,717,440
                                                                            ==============       ===============



                See accompanying notes to consolidated financial
                                  statements.

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                                      Accumulated
                                                            Additional                   Other              Deferred
                                           Common Stock     Paid-in     Accumulated Comprehensive Treasury Compensation
                                        Shares     Amount   Capital         Deficit      Loss      Stock     Expense      Totals
                                        ------     -------  -----------    --------    --------    ------    -------      -------

Balance December 31, 1998               1,000,000    10        42,490      (10,584)       -          -         -             31,916

Recapitalization                        4,870,000    48           (48)        -           -          -         -             -

Stock issued for acquisition of IPSL    1,500,000    15    11,759,985         -           -          -         -         11,760,000

Acquired treasury stock, net                 -       -             -          -           -         (56,970)   -            (56,970)

Stock issued for cash                     461,540     5     1,500,000         -           -            -       -          1,500,005

Stock issued for marketing services         1,400    -          2,688         -           -            -       -              2,688

Stock options issued                         -       -         25,600         -           -            -      (20,220)        5,380

Unrealized losses on available-for-sale
 securities                                  -       -             -          -         (180,131)      -       -           (180,131)

Net Loss, 1999                               -       -             -      (1,325,744)       -          -       -         (1,325,744)
                                        -----------  ----  ------------   ----------    --------    -------   -------    ----------

BALANCE, DECEMBER 31, 1999              7,832,940   $78   $13,330,715    $(1,336,328)  $(180,131)  $(56,970) $(20,220)  $11,737,144

Stock issued for cash                     578,359     6       912,994                                  -                    913,000

Deferred compensation expensed               -        -             -            -           -         -       11,536        11,536

Unrealized loss on available for sale
 securities                                  -        -                                  (30,932)      -       -            (30,932)

Net Loss, 2000                               -        -                   (2,752,608)       -          -       -         (2,752,608)
                                        -----------  ----  ------------   ----------    --------    -------   -------    ----------

BALANCE, DECEMBER 31, 2000              8,411,299   $84   $14,243,709    $(4,088,936)  $(211,063)  $(56,970) $ (8,684)  $ 9,878,140
                                        =========== ====  ============    ==========    ========    =======   =======    ==========

                See accompanying notes to consolidated financial
                                  statements.

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the Year Ended           For the Year Ended
                                                                               December 31, 2000             December 31, 1999
                                                                            -------------------------     ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                              $               (2,752,608)   $              (1,325,744)
  Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                           1,118,079                      643,703
  Compensation expense incurred in exchange for stock options                                11,536                        5,380
  Gain on extinguishment of debt                                                            (28,708)                        -
  Marketing expense incurred in exchange for common stock                                      -                           2,688
  Write-off of investment                                                                      -                           2,000
  Write-off of organization costs                                                              -                           4,125
  Loss on marketable securities                                                                -                          51,642
  Changes in operating assets and liabilities:
    (Increase) decrease in:
     Accounts receivable                                                                   (308,870)                      (2,289)
     Advances to suppliers                                                                 (109,180)                        -
     Prepaid expenses                                                                       (45,240)                      (4,768)
     Inventories                                                                            375,875                     (146,202)
    Increase (decrease) in:
     Accounts payable and accrued expenses                                                  270,674                       82,051
                                                                            -------------------------     ------------------------
       Net cash used in operating activities                                             (1,468,442)                    (687,414)
                                                                            -------------------------     ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment                                                       (103,607)                     (50,681)
  Proceeds from sale of available-for-sale-securities                                          -                         316,158
                                                                            -------------------------     ------------------------
       Net cash (used in) provided by investing activities                                 (103,607)                     265,477
                                                                            -------------------------     ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of common stock                                                                 913,000                    1,500,005
   Payments on capital lease obligations                                                    (38,857)                     (25,809)
   Repayment of loans                                                                          -                        (280,031)
  Proceeds from loans                                                                        60,000                         -
                                                                            -------------------------     ------------------------
       Net cash provided by financing activities                                            934,143                    1,194,165
                                                                            -------------------------     ------------------------

NET INCREASE (DECREASE) IN CASH                                                            (637,906)                     772,228

Cash and cash equivalents at beginning of YEAR                                              798,019                       25,791
                                                                            -------------------------     ------------------------

Cash and cash equivalents at end of YEAR                                 $                  160,113    $                 798,019
                                                                            =========================     ========================

Cash paid for interest                                                   $                    4,278    $                    -
                                                                            =========================     ========================

                See accompanying notes to consolidated financial
                                  statements.

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental disclosure of non-cash investing and financing activities:

During 2000, the Company acquired equipment totaling $12,125 under capital lease obligations.

During 2000, the Company converted accounts payable with a shareholder to a related party note payable in the amount of $11,656.

During May 1999, the Company acquired IPSL in exchange for 1,500,000 shares of its common stock having a fair value of $11,760,000.

During 1999, the Company acquired equipment totaling $634,182 under capital lease obligations.





                See accompanying notes to consolidated financial
                                  statements.

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED STATEMENTS
                        AS OF DECEMBER 31, 2000 AND 1999


NOTE  1           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION
-------           -----------------------------------------------------------

                  (A) Organization

                  On June 26, 1996, Quintessence Oil Co. ("Quintessence") was incorporated in Wyoming to engage in oil and gas activities. Quintessence never commenced substantial operations, and in March 1999 common stock was issued to a new management group and an acquisition of IPSL, Inc. ("IPSL") was consummated in May 1999 (See Note 13).

                  On November 17, 1999, Torque Engineering Corporation ("Torque" or the "Company") was incorporated in Delaware and Quintessence was merged into Torque to effect a domicile and name change. The transaction was treated as a recapitalization and the effect is shown retroactively in the accompanying consolidated financial statements.

                  The Company designs and manufactures high performance offshore marine performance production engines.

                  The Company was in the development stage through December 31, 1999. The year ended December 31, 2000 is the first year during which it is considered an operating company.

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

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED STATEMENTS
                        AS OF DECEMBER 31, 2000 AND 1999

                  (E)  Concentration  of  Credit  Risk

                  The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At December 31, 2000, the Company had $51,438 in deposits which exceeded federally insured limits. The Company has not experienced any losses in such accounts as of December 31, 2000.

                  (F) Marketable Securities

                  The Company invests in various marketable equity instruments. The Company accounts for such investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") (See Notes 1(M) and 4)).

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

                  (G) Inventory

                  Inventory is stated at the lower of cost (first-in, first-out) or net realizable value, and consists of purchased parts, engines-in-process and completed engines (See Note 6).

                  (H) Property and Equipment

                  Property and equipment are stated at cost and depreciated using the straight-line method over the estimated economic useful lives of 3 to 10 years. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized (See Note 7).

                  (I) Stock Options

                  In accordance with Statement of Financial Accounting Standards No. 123, ("SFAS 123") the Company has elected to account for Stock Options issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations. The Company accounts for stock options issued to non-employees under the fair value method of SFAS 123 (See
                  Note 9(B)).

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED STATEMENTS
                        AS OF DECEMBER 31, 2000 AND 1999

                  (J) Revenue Recognition

                  The Company recognizes revenue upon shipment of products.

                  (K) Advertising Costs

                  In accordance with the Accounting Standards Executive Committee Statement of Position 93-7 ("SOP 93-7"), costs incurred for producing and communicating advertising of the Company are charged to operations. For the years ended December 31, 2000 and 1999, the company charged $74,461 and $25,986, respectively.

                  (L) Income Taxes

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

                  (M) Comprehensive Income (Loss)

                  The Company accounts for Comprehensive Income (Loss) under the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components, and is effective for fiscal years beginning after December 15, 1997.

                  The unrealized gains and losses, net of tax, resulting from the valuation of available-for-sale securities at their fair market value at year end (see Note 1 (F)) are reported as
                  Other Comprehensive Income (Loss) in the Statement of Operations and as Accumulated Other Comprehensive Income
                  (Loss) in Stockholders' Equity and in the Statement of Stockholders' Equity.

                  (N) New Accounting Pronouncements

                  The Financial Accounting Standards Board has recently issued accounting pronouncements, Statement No. 133 as amended by Statement Nos. 137 and 138 "Accounting for Derivative Instruments and Hedging Activities," that establishes accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000.

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED STATEMENTS
                        AS OF DECEMBER 31, 2000 AND 1999

                  The Company believes that its adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

                  (O) Loss Per Share

                  Basic and diluted net loss per common share for the years ended December 31, 2000 and 1999 and for the period from June 26, 1996 (inception) to December 31, 2000 is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share". Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive. At December 31, 2000 and 1999 there were 240,000 common stock options issued and outstanding that could potentially dilute earnings per share in future periods.

                  (P) Business Segments

                  The Company applies Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company operates in one segment and therefore segment information is not presented.

                  (Q) Fair Value of Financial Instruments

                  Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of the Company's accounts receivable, accounts payable, accrued liabilities, and current loans payable approximates fair value due to the relatively short period to maturity for these instruments.

                  (R) Impairment of Long-Lived Assets

                  The Company has adopted Statement of Financial Accounting Standards No. 121 (SFAS 121) "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Under the provisions of this statement, the Company has evaluated its long-lived assets for financial impairment, and will continue to evaluate them as events or changes in circumstances indicated that the carrying amount of such assets may not be fully recoverable.

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED STATEMENTS
                        AS OF DECEMBER 31, 2000 AND 1999

                  The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undisclosed future cash flows associated with them. At the time such cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

NOTE  2           ACCOUNTS RECEIVABLE AND CONCENTRATIONS

                  Accounts receivable at December 31, 2000 and 1999 were $311,159 and $2,289, respectively, and are deemed fully collectable.

                  At December 31, 2000 and 1999, approximately 97.5% and 90%, respectively, of accounts receivable were due from one customer. Sales during 2000 and 1999 primarily related to six engine sales and one engine sale, respectively, to the above customer (See Note 16).

NOTE  3           ADVANCES TO SUPPLIERS

                  Beginning in 2000, the Company maintains deposits on account with various vendors. The Company, upon executing a purchase order with these vendors, is required to provide a deposit for which goods are shipped against. As of December 31, 2000, the Company had a balance with these vendors of $109,180. Included in the advances to suppliers balance at December 31, 2000 is an amount of $34,750 which represents deposits on purchase orders with two vendors aggregating $335,820 (See Note 8(C)).

NOTE  4           MARKETABLE SECURITIES

                  The Company's marketable securities, purchased principally for the purpose of selling them in the near future, as defined under SFAS 115, are comprised of equity securities, all classified as available-for-sale securities, which are reported at their fair value based upon the quoted market prices of those investments at the year ended December 31, with unrealized losses reported as other comprehensive loss in a separate component of stockholders' equity until they are sold. Any realized gains or losses are included in net earnings at the time of sale (See Note 1(F)).

                  The composition of marketable securities at December 31, 2000 is as follows:

                                                                                   Cost                Fair Value

                                                                            -------------------     -----------------

                  Common stock                                           $            212,276    $            1,213
                                                                            ===================     =================

                  Investment expenses for the year ended December 31, 2000 and 1999 consisted of the following:

                                                                                   2000                   1999
                                                                            -------------------     -----------------
                  Net  realized   loss  on  the  sale  of  marketable
                    securities                                           $              -        $          (51,642)
                                                                            ===================     =================

                  Unrealized losses included in other comprehensive loss for the years ended December 31, 2000 and 1999 consisted of the following:

                                                                                   2000                   1999
                                                                            -------------------     -----------------

                                                                         $            (30,932)   $         (180,131)
                                                                            ===================     =================

NOTE  5           PREPAID EXPENSES

                  During 2000, prepaid expenses primarily included the value of a boat engine exchanged for promotional and marketing services. The value of the engine exchanged was $64,759, and as of December 31, 2000, $16,190 had been charged to operations. Due to the cost and fair value of the engine exchanged being equivalent to marketing services, no gain or loss is recognized on the exchange.

NOTE  6           INVENTORY

                  Inventory at December 31, 2000 and 1999 consisted of the following:

                                                                                   2000                   1999
                                                                            -------------------     -----------------

                  Purchased parts                                        $            376,532    $          307,067
                  Engines in process                                                  184,405               367,943
                  Completed engines                                                   228,198               490,000
                                                                            -------------------     -----------------
                                                                         $            789,135    $        1,165,010
                                                                            ===================     =================

                  During 2000, management specifically identified two engines that were no longer held for commercial sale and their carrying value of $104,008 was charged to selling, general and other administrative expenses for the year ended December 31, 2000. The Company is maintaining these two engines for product testing and marketing.

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED STATEMENTS
                        AS OF DECEMBER 31, 2000 AND 1999

NOTE  7           PROPERTY AND EQUIPMENT

                  Property and equipment at December 31, 2000 and 1999 consisted of the following:

                                                                                   2000                   1999
                                                                            -------------------     -----------------

                  Special tooling                                        $          9,309,965    $        9,269,944
                  Machinery and equipment                                           1,155,278             1,146,664
                  Equipment under capital leases                                      646,307               634,182
                  Vehicles                                                              8,706                 5,206
                  Computer equipment                                                   13,660                12,596
                  Furniture and fixtures                                               79,673                29,156
                                                                            -------------------     -----------------
                                                                                   11,213,589            11,097,748
                  Less: Accumulated depreciation                                   (1,761,891)             (643,703)
                                                                            -------------------     -----------------

                         Property and equipment - net                    $          9,451,698    $       10,454,045
                                                                            ===================     =================

                  Depreciation expense for the years ended December 31, 2000 and 1999 was $1,118,079 and $643,703, respectively.

NOTE  8           COMMITMENTS AND CONTINGENCIES

                  (A) Capital Leases

                  As of December 31, 2000 the Company had an aggregate of six machines under non-cancelable capital lease agreements. As of December 31, 1999 the Company had an aggregate of four machines under non-cancelable capital lease agreements.

                  Future minimum lease payments under the capital lease are as follows at December 31, 2000 and 1999:

                                                                                  2000                    1999


                                                                            ------------------      -----------------

                  Total future minimum lease payments                    $           708,398     $          748,464
                  Less: interest                                                    (126,757)              (140,091)
                                                                            ------------------      -----------------
                                                                                     581,641                608,373
                  Less: current portion                                             (127,278)               (32,837)
                                                                                                    -----------------
                                                                            ------------------
                  Long-term obligation under capital leases              $           454,363     $          575,536
                                                                            ==================      =================

                  Future minimum lease payments for the capital leases as of December 31, 2000 are as follows:

                   2001                                 $       127,278
                   2002                                         128,372
                   2003                                         134,911
                   2004                                         144,932
                   2005                                          46,148
                                                           --------------
                                                        $       581,641
                                                           ==============

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED STATEMENTS
                        AS OF DECEMBER 31, 2000 AND 1999

                  (B) Operating Lease Agreement

                  The Company leases corporate office space under an operating lease. The lease has a remaining term through 2002.

                  Future minimum lease payments for the operating lease as of December 31, 2000 are as follows:

                  2001                                 $       120,000
                  2002                                          40,000
                                                          --------------
                                                       $       160,000
                                                          ==============

                  Rent expense for the years ended December 31, 2000 and 1999 amounted to $120,000 and $70,168, respectively.

                  (C) Purchase Commitments

                  During December 2000, the Company entered into commitments with two vendors to purchase inventory aggregating $335,820 (See Note 3).

NOTE  9           STOCKHOLDERS' EQUITY

                  (A) Private Placement

                  In September 1999, the Company offered common stock subscriptions pursuant to Rule 506 of Regulation D section 4
                  (2) of the Securities Act of 1933, as amended. The purchase price was $3.25 per share.

                  As of December 31, 2000 and 1999, cash of $913,000 for 578,359
                  shares  and  cash  of  $1,500,005,   for  461,540  shares  was
                  received, respectively.

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

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED STATEMENTS
                        AS OF DECEMBER 31, 2000 AND 1999

                  The Plan authorizes options up to 500,000 shares of the Company's common stock and is administered by the Board of Directors of the Company or a committee of two or more members of the Board of Directors (the "Plan Committee"). The Company grants incentive and nonqualified stock options. Incentive stock options are only granted to employees of the Company or any subsidiary thereof. The exercise price which is established by the Plan Committee may not be less than 85% of the fair market value of the common stock at the time of grant for nonqualified stock options, may not be less than 100% of the fair market value of the common stock at the time of grant for incentive stock options and may not be less than 110% of the fair market value of the common stock at the time of grant if incentive stock options are granted to employees owning more than ten percent of the total voting power or value of all classes of stock of the Company. The term of the stock options is determined by the Plan Committee and shall not exceed ten years from the date of grant. In the case of incentive stock options which are granted to employees owning more than ten percent of the total voting power or value of all classes of stock of the Company, the term may not exceed five years. During the year ended December 31, 1999, the Company issued 240,000 stock options under the plan to employees and Board of Director members. The Company cancelled 10,000 options under the plan to employees during the year ended December 31, 2000 and also granted 60,000 options under the plan to employees and directors during the year ended December 31, 2000.

                  In accordance with SFAS 123, for options issued to employees, the Company applies APB Options No. 25 and related interpretations in accounting for the options issued. Accordingly, compensation costs of $11,536 and $5,380 and deferred compensation expense of $8,684 and $20,220 respectively, were recognized as of December 31, 2000 and 1999, computed in accordance with the intrinsic value method. Had compensation cost for the Company's options been determined based on the fair market value of the options at the grant date, consistent with SFAS 123, the Company's net loss for the year ended December 31, 2000 and 1999 would have been increased to the pro-forma amounts indicated below.

                                                    2000           1999
                                                    --------       ---------

                  Net loss            As reported   $ (2,752,608)  $ (1,325,744)
                                      Pro forma     $ (3,045,648)  $ (1,463,953)

                  Net loss per share  As reported   $      (.344)  $      (.232)
                                      Pro forma     $      (.380)  $      (.256)

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED STATEMENTS
                        AS OF DECEMBER 31, 2000 AND 1999

                  The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net income for future years due to, among other things, the effects of vesting.

                  For financial statement disclosure purposes the fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 5.125% in 2000 and 5.86% in 1999, volatility 229% in 2000 and 118% in 1999 and expected term of three years.

                  A summary of the options issued to employees and Board of Director members as of December 31, 2000 is presented below:




                                                                                                         Weighted
                                                                                Number of               Average
                                                                                  Options            Exercise Price
                  Stock Options

                    Balance at beginning of period                                    240,000     $            2.77
                    Granted                                                            60,000     $            3.01
                    Exercised                                                            -                     -
                    Cancelled                                                         (10,000)                (1.81)
                    Forfeited                                                            -        $            -
                                                                              -----------------      ----------------
                    Balance at end of period                                          290,000     $            2.67
                                                                              -----------------      ----------------
                  Options exercisable at end of period                                250,626     $            2.93
                                                                              -----------------      ----------------
                  Weighted average fair value of options granted
                    during the period                                                    -        $            3.01

                  The following table summarizes information about stock options outstanding at December 31, 2000:



                                        Options Outstanding                                     Options Exercisable
               -----------------------------------------------------------------------    ---------------------------------
                                                          Weighted

                                       Number             Average          Weighted            Number           Weighted
                    Range Of       Outstanding At        Remaining          Average        Exercisable At        Average
                    Exercise        December 31,        Contractual        Exercise        December, 31,        Exercise
                      Price             2000                Life             Price              2000              Price
                    -----------    ----------------    ---------------    ------------    -----------------    ------------

                 $       1.81              80,000                7.5            1.81               55,360            1.81
                 $       3.25             210,000                3.5            3.25              195,266            3.25
                                   ----------------    ---------------    ------------    -----------------    ------------
                                          290,000                5.5            2.77              250,626            1.55
                                   ================    ===============    ============    =================    ============



                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED STATEMENTS
                        AS OF DECEMBER 31, 2000 AND 1999

NOTE  10          INCOME TAXES

                  The Company and its subsidiary have elected to file separate tax returns. Income tax expense (benefit) for the years ended December 31, 2000 and 1999 for the parent company is summarized as follows:

                                                                                  2000                   1999
                                                                            ------------------     ------------------
                  Current:
                    Federal                                              $              -       $              -
                    State                                                               -                      -
                    Deferred-Federal and State                                      (934,900)              (226,400)
                    Change in Valuation Allowance                                    934,900                226,400
                                                                            ------------------     ------------------
                  Income tax expense (benefit)                           $              -       $              -
                                                                            ==================     ==================

                  The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2000 and 1999, as follows:

                                                                                  2000                   1999
                                                                            ------------------     ------------------
                  U.S. Federal income tax provision (benefit)            $          (934,900)   $          (226,400)
                  Effect of net operating loss carryforward                          934,900                226,400
                                                                            ------------------     ------------------

                                                                         $              -       $              -
                                                                            ==================     ==================

                  The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                                                  2000                   1999
                                                                            ------------------     ------------------
                  Deferred tax assets:
                    Net operating loss carryforward                      $         1,164,900    $           230,000
                                                                            ------------------     ------------------
                       Total gross deferred tax assets                             1,164,900                230,000
                    Less valuation allowance                                      (1,164,900)              (230,000)
                                                                            ------------------     ------------------

                  Net deferred tax assets                                $              -       $              -
                                                                            ==================     ==================
                  At December  31,  2000,  the Company  has net  operating  loss carryforwards  of  approximately  $3,426,000 for U.S.  Federal income tax purposes  available to offset future taxable income expiring on various dates through 2020.

                  The valuation allowance at January 1, 2000 was $230,000. The net change in the valuation allowance during the year ended
                  December 31, 2000 was an increase of approximately $934,900.

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED STATEMENTS
                        AS OF DECEMBER 31, 2000 AND 1999

NOTE  11          EXTRAORDINARY ITEM

                  In June 2000, Torque Engineering's subsidiary IPSL, Inc. confirmed the extinguishment of debts from certain affiliates and a principal shareholder of IPSL, Inc., totaling $28,708. As a result, an extraordinary gain was realized during the year ended December 31, 2000 (See Note 14).

NOTE  12          RECAPITALIZATION

                  In March 1999, the Company issued 4,870,000 common shares to a new management group in consideration of the new management group seeking an acquisition candidate. This issuance was treated as a recapitalization of the Company with the par value of the stock charged to additional paid-in capital.

NOTE  13          ACQUISITION

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

                  Marketable securities             $           637,045
                  Inventory                                   1,018,808
                  Special tooling                             9,256,014
                  Machinery and equipment                     1,122,509
                  Furniture, fixtures, and other                 34,363
                  Loan fee payable                             (200,875)
                  Loan to stockholder                          (107,864)
                                                       ------------------
                                                    $        11,760,000
                                                       ==================

                  The table below reflects the pro forma combined results of the Company as if the acquisition had taken place at January 1, 1998:

                  Net Sales                        $            91,300
                  Net Loss                         $        (1,928,287)
                  Loss per share                   $            (0.337)

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED STATEMENTS
                        AS OF DECEMBER 31, 2000 AND 1999

NOTE  14          RELATED PARTIES

                  As of December 31, 2000 and 1999 the Company owed two principal stockholders $71,656 and $28,708, respectively. Pursuant to an agreement entered into between IPSL and affiliates of a principal stockholder of IPSL prior to the acquisition (see Note 13), the Company owed the affiliates $28,708 at December 31, 1999 relating to prior loans made to the Company. During 2000 the debt was cancelled and recorded as a gain on extinguishment of debt.

                  During 2000, the Company received $60,000 in operating funds from two stockholders. In addition, $11,656 of reimbursable expenses was owed to one of the stockholders as of December 31, 2000. All loans from the stockholders were converted to non-interest bearing notes payable due June 30, 2001.

                  Consulting income as of December 31, 1999 included $118,500, received from a principal stockholder. There was no consulting income received from related parties during the year ended December 31, 2000.

NOTE  15          GOING CONCERN

                  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a loss from current operations of $2,752,608 and negative cash flows from operating activities of $1,468,442 at December 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE  16          SUBSEQUENT EVENTS

                  During January 2001, the Company sold one engine for $102,035 to its major customer (See Note 2).

                  In February 2001, the Company sold $125,000 shares of Rule 144 restricted common stock valued at $2.00 per share for $250,000 to three stockholders.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TORQUE ENGINEERING CORPORATION


Date: March 28, 2001                         By: /s/ Raymond B. Wedel, Jr.
                                                -------------------------
                                                Raymond B. Wedel, Jr., President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Raymond B. Wedel, Jr.                       Date: March 28, 2001
------------------------
Raymond B. Wedel, Jr.
President and Director


                                                Date: March _____, 2001
----------------------------------
Donald A. Christensen
Director


/s/ Richard D. Wedel                            Date: March 28, 2001
--------------------
Richard D. Wedel
Chairman, Chief Executive Officer
and Director



/s/ I. Paul Arcuri                              Date: March 28, 2001
------------------
I. Paul Arcuri
Vice President, Chief Financial
Officer and Director



                                                Date: March _____, 2001
----------------------------------
Clement Lange
Director