Form 10QSB
period 2001-03-31
TORQUE ENGINEERING CORP
filed 2001-05-21
CIK 1018675

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


X ____ Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001 or ____ Transition report under section 13 or 15(d) of the Exchange Act for the transition period from _______ to _______

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

As of May 17, 2001 the Issuer had 8,536,299 shares of Common Stock, par value $0.00001, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ____ No   X
                                                                       ----

                         Torque Engineering Corporation
                                   FORM 10-QSB
                  For the Quarterly Period Ended March 31, 2001


                                Table of Contents


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
         and December 31, 2000 (Audited)...........................................................................3

         Consolidated Statements of Operations for the three months
         Ended March 31, 2001 and 2000 (Unaudited).................................................................4

         Consolidated Statements of Cash Flows for the three months
         Ended March 31, 2001 and 2000 (Unaudited).................................................................5

         Notes to Consolidated Financial Statements (Unaudited)....................................................6

Item 2.   Management's Discussion and Analysis or Plan of Operations...............................................8

         General...................................................................................................8

         Results of Operations.....................................................................................8

         Liquidity and Capital Resources...........................................................................9

                                                       PART II OTHER INFORMATION
Item 1.  Legal Proceedings.........................................................................................11

Item 2.  Change in Securities......................................................................................11

Item 3.  Defaults upon Senior Securities...........................................................................11

Item 4.  Submission of Matters to a Vote of Security Holders.......................................................11

Item 5.  Other Information.........................................................................................11

Item 6.  Exhibits and Reports on Form 8-K..........................................................................11


                         Torque Engineering Corporation

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                  March 31,                     December 31,
                                                                                    2001                            2000
                                                                                    ----
                                                                                 (Unaudited)                      (Audited)
                                                                                 -----------                      ---------
CURRENT ASSETS

     Cash                                                                              $2,573                      $160,113
     Accounts Receivable, net                                                         628,838                       311,159
     Marketable securities                                                              3,791                         1,213
     Prepaid expenses                                                                  40,737                        50,008
     Advances to Suppliers                                                            100,553                       109,180
     Inventory                                                                        728,968                       789,135
               -------                                                                -------                       -------
         Total Current Assets                                                       1,505,460                     1,420,808
                                                                                    ---------                     ---------

PROPERTY & EQUIPMENT, NET                                                           9,178,711                     9,451,698
                                                                                    ---------                     ---------

TOTAL ASSETS                                                                      $10,684,171                   $10,872,506
------------
                                                                                    =========                     =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable & accrued expenses                                         $    406,282                   $   341,069
     Obligation under Capital lease - current portion                                 158,376                       127,278
     Due to related parties                                                           101,656                        71,656
                                                                                      -------                        ------
         Total Current Liabilities                                                    666,314                       540,003
                                                                                      -------                       -------

LONG-TERM LIABILITIES
     Obligation under Capital lease                                                   423,265                       454,363
                                                                                      -------                       -------

TOTAL LIABILITIES                                                                   1,089,579                       994,366
                                                                                    ---------                       -------

STOCKHOLDERS EQUITY
     Common Stock, $0.00001 par value, 50,000,000 shares authorized,
         8,536,299 and 8,411,299 shares issued and outstanding                             85                            84
     Additional paid in capital                                                    14,493,707                    14,243,709
     Accumulated Deficit                                                          (4,626,260)                   (4,088,936)
     Accumulated other comprehensive loss                                           (208,485)                     (211,063)
                                                                                  -----------                   -----------
                                                                                    9,659,047                     9,943,794
     Less Treasury Stock at cost (6,750 Shares)                                      (56,970)                      (56,970)
     Less Deferred compensation expense                                               (7,485)                       (8,684)
                                                                                      -------                       -------
         Total Stockholders' Equity                                                 9,594,592                     9,878,140
                                                                                    ---------                     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $10,684,171                   $10,872,506
------------------------------------------

                                                                                    =========                     =========
           See accompanying notes to consolidated financial statements

                         Torque Engineering Corporation

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                Three Months              Three Months
                                                                                    Ended                     Ended
                                                                                  March 31                  March 31
                                                                                    2001                      2000
                                                                                    ----                      ----

SALES                                                                                $322,369                    $5,185

COST OF SALES                                                                        (350,729)                 (181,802)
                                                                                      -------                 ---------

GROSS LOSS                                                                            (28,360)                 (176,617)
                                                                                       ------                 ---------

OPERATING EXPENSES
     Payroll & other compensation                                                      50,979                    70,844
     Depreciation                                                                     280,652                   262,536
     Rent                                                                              30,000                    30,000
     Other selling, general & administrative                                          134,199                    97,445
                                                                                      -------                    ------
         Total Operation Expenses                                                     495,830                   460,825
                                                                                      -------                   -------

NET (LOSS) FROM OPERATIONS                                                          $(524,190)                $(637,442)

OTHER INCOME (EXPENSE)
     Interest income                                                                     378                       7058
     Interest (expense)                                                              (13,512)                       -0-
     Other                                                                                -0-                       428
                                                                                  ----------                    -------
         Total Other Income (Expense)                                                (13,134)                     7,486
                                                                                       -----                      -----

NET (LOSS)                                                                         $(537,324)                 $(629,956)
                                                                                     -------                 ----------

OTHER COMPREHENSIVE GAIN, NET OF TAX
     Unrealized gain (loss) on marketable securities - net                               -0-                     9,552

COMPREHENSIVE LOSS                                                                 $(537,324)                $(620,404)
                                                                                     -------                 ----------

Net loss per share - basic & diluted                                                   $(.06)                   $(0.08)

Weighted average number shares outstanding                                         8,482,132                 7,832,940
                                                                                   =========                  =========
     during the period - basic & diluted






                     See accompanying notes to consolidated
                             financial statements.


                         Torque Engineering Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (Unaudited)


                                                                                  Three Months               Three Months
                                                                                      Ended                      Ended
                                                                                 March 31, 2001             March 31, 2000
                                                                                 --------------             --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                           $    (537,324)            $    (629,956)
Adjustments to reconcile net loss to net cash
     used in operating activities:
Depreciation                                                                              280,652                   262,536
Recognized Deferred Compensation                                                            1,198                     2,592
Provision for Inventory Obsolescence                                                        6,000                       -0-

Changes in operating assets & liabilities:
(Increase) Decrease in:
     Accounts Receivable                                                                (317,679)                   (1,467)
     Employee Advance                                                                         -0-                   (1,500)
     Inventory                                                                             54,167                  (77,350)
     Advances to Suppliers                                                                  8,627                       -0-
     Prepaid Expenses                                                                       9,271                     4,767
Increase (Decrease) in:
     Accounts Payable & Accrued Expenses                                                   65,213                    26,329
                                                                                           ------                    ------
         Net cash used in operating activities                                          (429,875)                 (414,049)
                                                                                         -------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property & equipment                                                     (7,665)                  (48,829)
     Organizational costs                                                                     -0-                       -0-
                                                                                              ---                       ---
         Net cash used in Investment Activities                                           (7,665)                  (48,829)
                                                                                           -----                   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock                                                             250,000                       -0-
     Proceeds from Shareholder loans                                                       30,000                       -0-
                                                                                           ------                       ---
         Net cash provided by financing activities                                        280,000                       -0-
                                                                                          -------                       ---

NET DECREASE IN CASH                                                                    (157,540)                 (462,878)

CASH & CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                                  160,113                   798,019
                                                                                          -------                   -------

CASH & CASH EQUIVALENTS AT END OF PERIOD                                             $      2,573                $  335,141
----------------------------------------                                             ------------                ----------

           See accompanying notes to consolidated financial statements


                         Torque Engineering Corporation

                   Notes to Consolidated Financial Statements

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

Further  information,   refer  to  the  consolidated  financial  statements  and
footnotes, included in the Company's Form 10-KSB for the year ended December 31, 2000.

2.       ACCOUNTS RECEIVABLE

During the three months ended March 31, 2001, the company has sold three engines totaling $320,916 to two customers. The company has a concentration of its accounts receivable with these two customers totaling 65% and 35% respectively. As of March 31, 2001 accounts receivable are deemed fully collectible.

3.       STOCKHOLDER LOANS

During the three months ended March 31, 2001, the company received $30,000 from a shareholder as a non-interest-bearing loan to be used as operating funds. The loan was converted to a note and is payable on demand on or before June 30, 2001.

4.       STOCKHOLDERS' EQUITY

In February 2001, a total of 125,000 shares of common stock were issued to Messrs. Richard D. Wedel, Raymond B. Wedel, Jr. and Michel Attias at a price of $2.00 per share or a total amount of $250,000. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

5.       INVENTORIES

     Inventory at March 31, 2001 consisted of the following:

     Purchased parts                                   $453,679
     Engines in Process                                 106,038
     Completed Engines                                  169,251
                                                        -------
                                                       $728,968

6.       GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $537,324 and negative cash flows from operating activities of $429,875 during the three months ended March 31, 2001, and had an accumulated deficit of $4,626,260 at March 31, 2001

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its working capital requirements, and the success of its future operations. Management believes that action presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

7.       SUBSEQUENT EVENTS

On April 4, 2001, the company received $16,500 from a shareholder as a non-interest-bearing loan to be used as operating funds. The loan was converted to a note and is payable on demand on or before June 30, 2000.

                         Torque Engineering Corporation

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

         Torque Engineering was a development stage company through September 30, 2000, which has devoted most of its efforts toward establishing its planned transition from an inoperative oil and gas company to a manufacturer of a lightweight, high-powered marine engine built on a production line basis for the luxury performance pleasure boat industry. During the year ended December 31, 2000, we became an operating company. Torque Engineering had a net loss of $537,324 and negative cash flows from operating activities of $429,875 for the three months ended March 31, 2001, and an accumulated deficit of $4,626,260 as of March 31, 2001. These conditions raise substantial doubt about Torque Engineering's ability to continue as a going concern. Torque Engineering's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Torque Engineering's ability to continue as a going concern is dependent upon management's ability to increase sales of the Torque V-12 engines and to obtain adequate levels of additional financing. Management believes that its current efforts will provide for Torque Engineering to continue as a going concern. We can not assure you, however, that we will be successful.

Results of Operations


         Revenues and Cost of Sales

         For the three months ended March 31, 2001, Torque Engineering had revenues of $322,369 attributable to the sale of three engines and various engine parts. Cost of sales for the three months ended March 31, 2001 was $350,729. Costs of sales were primarily attributable to Torque Engineering's continued manufacture of the Torque V-12 engines. For the three months ended March 31, 2000, Torque Engineering had revenues of $5,185 attributable to the sale of various engine parts. Cost of sales for the three months ended March 31, 2000 was $181,802. Costs of sales were primarily attributable to Torque Engineering's continued manufacture of the Torque V-12 engines.

         During the three months ended March 31, 2000, Torque Engineering was in the development stage and had limited operations. During the current period we were in the process of implementing our business plan including accelerated sales and marketing efforts.

         Operating Expenses

         Payroll and other compensation decreased to $50,979 for the three months ended March 31, 2001 from $70,844 for the three months ended March 31, 2000. This decrease is primarily attributable to the reclassification of certain salary expense of employees directly involved in the production of Torque V-12 engines to cost of goods sold. General and administrative expenses increased to $134,199 for the three months ended March 31, 2001 from $97,445 for the three months ended March 31, 2000. The increase was primarily attributable to marketing and related travel expenses in connection with the establishment and execution of Torque Engineering's business plan.

         Net Loss

         Net loss for the three months ended March 31, 2001 decreased to $537,324 from $629,956 for the three months ended March 31, 2000. This is primarily attributable to decreases in general and administrative expenses and payroll expense incurred in connection with the implementation of Torque Engineering's business plan. In addition, Torque Engineering had $280,652 of depreciation of property acquired as part of Torque Engineering's acquisition of IPSL and being used in connection with Torque Engineering's production-line manufacture of the Torque V-12 engines. Net unrealized gain on marketable securities for the three months ended March 31, 2001 and 2000 was $ 0 and $9,552, respectively.

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

         Cash Flows

         A total of $429,875 was used for operating activities for the three months ended March 31, 2001. The cash used in operating activities was primarily expended on general and administrative expenses related to the production-line manufacture of the Torque V-12 engines.

         In February 2001, a total of 125,000 shares of common stock were issued to Messrs. Richard D. Wedel, Raymond B. Wedel, Jr. and Michel Attias at a price of $2.00 per share or a total amount of $250,000. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. During the three months ended March 31, 2001 shareholders of the company made advances of $30,000 for operating funds.

         Torque Engineering believes it does not have sufficient cash to continue operations and to manufacture the Torque V-12 on a production-line basis to generate revenues for the next twelve months. However, Torque Engineering intends to identify other sources of capital and to aggressively seek out additional capital if available on favorable terms and as necessary to continue operations and to increase sales and revenues. Management is continuing to evaluate the company's projected capital needs for the future development and manufacture of Torque V-12 engines. Although management believes the current cash, revenues to be generated from sales and any future financings will be sufficient for the next twelve months, we cannot assure you that Torque Engineering will not need additional funds to implement management's business plan.

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

                           None.

Item 4.                    Submission of Matters to a Vote of Security Holders.
                           ---------------------------------------------------

                           None

Item 5.                    Other Information.
                           -----------------

         As reported in our annual report on Form 10-KSB, management began negotiation for the terms of Michael Bennett's employment agreement these negotiations were concluded during the month of April. The employment agreement included a 6-month period whereby Mr. Bennett could resign with impunity in order for Mr. Bennett to determine whether he and his family would relocate to Indiana. At the end said 6-months Mr. Bennett reported to us that he would not relocate. Mr. Bennett has resigned his position as Chief Executive Officer.

Item 6.                    Exhibits and Reports on Form 8-K.
                           --------------------------------

                           (a)      Exhibits:

                           10.1     Employment Agreement dated as of
                                    January 1, 2001, and executed April 2001, between Registrant and Michael Bennett (filed as exhibit 4.4 to the Form S-8 filed with the Securities and Exchange Commission on April 27, 2001(file no. 33-59640) and incorporated herein by reference)

                           (b)      Reports on Form 8-K.

                                    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Torque Engineering Corporation

                                              /s/ Raymond B. Wedel, Jr.
                                              --------------------------
                                              Raymond B. Wedel, Jr.
                                              President

                                              /s/ I Paul Arcuri
                                              ----------------------------------
                                              I. Paul Arcuri
                                              Chief Financial Officer

Date:  May 18, 2001