Form 10QSB
period 2001-06-30
TORQUE ENGINEERING CORP
filed 2001-08-17
CIK 1018675

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


X Quarterly report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001 or

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



As of July 26, 2001 the Issuer had 8,751,842 shares of Common Stock, par value $0.00001, outstanding.


Transitional Small Business Disclosure Format (check one):  Yes ____ No   X

                         Torque Engineering Corporation
                                   FORM 10-QSB
                  For the Quarterly Period Ended June 30, 2001

                                Table of Contents


                           PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.....................................................................3

         Consolidated Balance Sheets at June 30, 2001 (unaudited)
         and December 31, 2000 (audited)..........................................................3

         Consolidated Statements of Operations for the three months ended June 30, 2001
         & 2000 (unaudited) and the six months ended June 30, 2001 & 2000 (unaudited).............4

         Consolidated Statements of Cash Flows for the six months ended June 30, 2001.............5 and 2000 (unaudited).

         Notes to Consolidated Financial Statements...............................................6

Item 2.   Management's Discussion and Analysis or Plan of Operations..............................9
 .
         PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................11

Item 2.  Change in Securities....................................................................11

Item 3.  Defaults upon Senior Securities.........................................................11

Item 4.  Submission of Matters to a Vote of Security Holders.....................................11

Item 5.  Other Information.......................................................................11

Item 6.  Exhibits and Reports on Form 8-K........................................................11

Signature........................................................................................12

                         Torque Engineering Corporation

                           CONSOLIDATED BALANCE SHEETS

                                                                ASSETS

                                                                                  June 30,                      December 31,
                                                                                    2001                            2000
                                                                                 (unaudited)                      (audited)
                                                                                  -----------                      ---------
CURRENT ASSETS
     Cash                                                                       $      57,888                       160,113
     Accounts receivable, net                                                         411,286                       311,159
     Marketable securities                                                              3,639                         1,213
     Prepaid expenses                                                                  82,782                        50,008
     Advances to suppliers                                                             94,656                       109,180
     Due from factor                                                                  110,942                           -0-
     Inventory                                                                        797,286                       789,135
                                                                                      -------                       -------
         Total current assets                                                       1,558,479                     1,420,808

Property & Equipment, net                                                           8,899,190                     9,451,698
                                                                                    ---------                     ---------

TOTAL ASSETS                                                                      $10,457,669                   $10,872,506
                                                                                  ===========                   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable & other liabilities                                        $    450,979                   $   341,069
     Obligations under capital leases - current portion                               161,684                       127,278
     Due to factor                                                                    316,977                           -0-
     Accrued factor fees                                                               10,706                           -0-
     Notes payable - related parties                                                  233,156                        71,656
                                                                                      -------                        ------
         Total current liabilities                                                  1,173,502                       540,003

LONG-TERM LIABILITIES
     Obligations under capital leases, net of current portion                         391,514                       454,363
                                                                                      -------                       -------

TOTAL LIABILITIES                                                                   1,565,016                       994,366
                                                                                    ---------                       -------

STOCKHOLDERS' EQUITY
     Common Stock, $0.00001 par value, 50,000,000 shares authorized,
         8,751,842 and 8,411,299 shares issued and outstanding                             88                            84
         respectively.
     Additional paid in capital                                                    14,727,535                    14,243,709
     Accumulated deficit                                                          (5,425,505)                   (4,088,936)
     Accumulated other comprehensive loss                                           (208,637)                     (211,063)
                                                                                  -----------                   -----------
                                                                                    9,093,481                     9,943,794
     Less treasury stock at cost (6,750 Shares)                                      (56,970)                      (56,970)
     Less deferred compensation expense                                               (6,287)                       (8,684)
     Less stock issued for future services                                          (137,571)                           -0-
                                                                                    ---------                           ---
     Total stockholders' equity                                                     8,892,653                     9,878,140
                                                                                    ---------                     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $10,457,669                   $10,872,506
                                                                                  ===========                   ===========

           See accompanying notes to consolidated financial statements

                         Torque Engineering Corporation

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                    Three Months          Three Months           Six Months            Six Months
                                                        Ended                 Ended                 Ended                 Ended
                                                       June 30               June 30               June 30               June 30
                                                        2001                  2000                  2001                  2000
                                                        ----                  ----                  ----                  ----
SALES                                              $     24,062           $    3,749         $     346,431          $      8,934

COST OF SALES                                          (230,937)             (82,268)             (581,666)             (264,066)
                                                       ---------             --------             ---------             ---------

GROSS LOSS                                             (206,875)             (78,519)             (235,235)             (255,132)
                                                       ---------             --------             ---------             ---------

OPERATING EXPENSES
     Payroll                                             59,518               54,743               110,497               125,587
     Depreciation                                       282,170              276,836               562,822               539,372
     Rent                                                30,000               30,000                60,000                60,000
     Stock based compensation                            41,230                  -0-                41,230                   -0-
     Stock based consulting                              55,028                  -0-                55,028                   -0-
     Other selling, general & administrative             58,157              202,417               192,356               299,867
                                                         ------              -------               -------               -------
         Total Operation Expenses                       526,103              563,996             1,021,933             1,024,826
                                                        -------              -------             ---------             ---------

NET (LOSS) FROM OPERATIONS                           ($732,978)           ($642,515)          ($1,257,168)          ($1,279,958)
                                                     ----------           ----------          ------------          ------------

OTHER INCOME (EXPENSE)
     Interest Income                                        -0-                1,507                   379                 8,564
     Interest Expense                                  (27,242)                  -0-              (40,755)                   -0-
     Factoring fees                                    (30,325)                  -0-              (30,325)                   -0-
     Other                                              (8,700)                 -0-                (8,700)                   428
                                                        -------                 ---                -------                   ---
         Total Other Income (Expenses)                 (66,267)                1,507              (79,401)                 8,992
                                                       --------                -----              --------                 -----

NET (LOSS) BEFORE EXTRAORDINARY ITEMS                ($799,245)           ($641,008)          ($1,336,569)          ($1,270,966)

EXTRAORDINARY ITEMS
     Gain on extinguishment of debt                         -0-               28,708                   -0-                28,708
                                                            ---               ------                   ---                ------

NET (LOSS)                                           ($799,245)           ($612,300)          ($1,336,569)          ($1,242,258)

OTHER COMPREHENSIVE (LOSS), NET OF TAX
     Unrealized gain (loss) on marketable                 (151)             (22,744)                 2,426              (13,192)
           securities - net                               -----             --------                 -----              --------

COMPREHENSIVE LOSS                                   ($799,396)           ($635,044)          ($1,334,143)          ($1,255,450)
                                                     ==========           ==========          ============          ============

Loss before Extraordinary Gain                     ($    0.092)         ($    0.081)           ($   0.156)         ($      .161)

Extraordinary gain                              $             -          $     0.004        $            -          $      0.004
                                                             --          -     -----        -           --          -     ------

Net loss per share - basic & diluted                ($   0.092)         ($    0.077)           ($   0.156)          ($    0.157)
                                                    ===========         ============           ===========          ============

Weighted average number shares outstanding            8,670,969            7,907,014             8,577,072             7,869,772
      during the period - basic & diluted             =========            =========             =========             =========



          See accompanying notes to consolidated financial statements.

                         Torque Engineering Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                   (unaudited)

                                                              Six Months                Six Months
                                                                 Ended                     Ended
                                                             June 30, 2001             June 30, 2000
                                                             -------------             -------------
CASH FLOWS FROM OPERATIONS ACTIVITIES:
Net Loss                                                     $ (1,336,569)             $ (1,242,258)
Adjustments to reconcile net loss to net cash
     used in operating activities:
Depreciation                                                       562,822                   539,372
Recognized deferred compensation                                     2,398                     5,184
Stock based compensation                                            41,230                       -0-
Stock based consulting                                              55,028                       -0-
Provision for inventory obsolescence                                 7,549                       -0-
Gain on extinguishment of debt                                         -0-                  (28,708)

Changes in operating assets & liabilities:
(Increase) Decrease in:
     Accounts receivable                                         (100,127)                   (4,615)
     Prepaid expenses                                            (32,774)                   (13,730)
     Advances to suppliers                                          14,524                  (50,000)
     Inventory                                                    (15,700)                 (174,032)
Increase (Decrease) in:
     Accounts payable & other liabilities                          109,911                    96,743
     Accrued factor fees                                            10,706                       -0-
                                                                    ------                       ---
         Net cash used in operating activities                   (681,002)                 (872,044)
                                                                 ---------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property & equipment                             (10,315)                  (87,466)
                                                                  --------                  --------
         Net cash used in investing activities                    (10,315)                  (87,466)
                                                                  --------                  --------

CASH FLOWS FROM FINANCING ACTIVITES
     Repayments on capital lease obligations                      (28,443)                     (988)
     Due to factor, net                                            206,035                       -0-
     Proceeds from notes payable - related parties                 161,500                       -0-
     Proceeds from issuance of common stock                        250,000                   400,000
                                                                   -------                   -------
         Net cash provided by financing activities                 589,092                   399,012
                                                                   -------                   -------

NET INCREASE (DECREASE) IN CASH                                  (102,225)                 (560,498)

CASH & CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                           160,113                   798,019
                                                                   -------                   -------

CASH & CASH EQUIVALENTS AT END OF PERIOD                       $    57,888               $   237,521
----------------------------------------                           -------                    -------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the six months ended June 30, 2001 the Company issued 180,000 restricted shares of common stock with a fair value of $55,028 to a consultant for business advisory services.

During the six months ended June 30, 2001 the Company issued 35,543 shares of common stock with a fair value of $41,230 to an employee as compensation.

During the six months ended June 30, 2000 the Company acquired equipment totaling $12,125 under capital lease obligations.


          See accompanying notes to consolidated financial statements

                         Torque Engineering Corporation

                   Notes to Consolidated Financial Statements


1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and have been condensed pursuant to the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the consolidated financial statements and footnotes included in the Company's Form 10-KSB for the year ended December 31, 2000.


2.       ACCOUNTS RECEIVABLE CONCENTRATIONS

The Company has a concentration of its accounts receivable with two customers totaling 55% and 44% respectively. As of June 30, 2001 accounts receivable are deemed fully collectible.


3.       ACCOUNTS RECEIVABLE AND FACTOR AGREEMENTS

On May 2, 2001, the Company entered into an accounts receivable financing agreement with a factor. The receivables were transferred with recourse and due to a provision that could require the Company to repurchase the receivables, the transaction is accounted for as a financing arrangement. Under the terms of the agreement, the factor advances 65% of the face value of the receivables sold by the Company. The Company is charged a variable percentage fee based upon the length of the collection period. After 180 days, if the customer's accounts receivable is not paid, the factor is entitled to keep and assess the remaining 35% holdback reserve as a fee for service. All of the Company's accounts receivable, equipment, furniture and fixtures are pledged as collateral under this agreement.

At June 30, 2001 the Company has financed $316,977 in accounts receivable. At June 30, 2001, the Company has $110,942 due from the factor, which represents net advances made to the Company by the factor, less cash rebates received from the holdback reserve. The Company has $316,977 due to the factor, which represents the gross receivables financed that have yet to be paid by the Company's customer. For the six months ended June 30, 2001, the Company incurred $30,325 in factoring fees.


4.       INVENTORIES

Inventory at June 30, 2001 (unaudited) and December 31, 2000 (Audited) consisted of the following:

                                          2001                  2000
                                          ----                  ----
     Purchased Parts, net                $450,701              $376,532
     Engines in Process                   116,176               184,405
     Completed Engines                    230,409               228,198
                                          -------               -------
                                         $797,286              $789,135
                                          =======               =======

During the six months ended June 30, 2001, the company recorded a provision for inventory obsolescence of $7,549.


5.       NOTES PAYABLE

During the three months ended June 30, 2001, the Company received $115,000 in operating funds from a stockholder. The note is non-interest bearing, however, upon the maturity date of the note which is August 31, 2001, if the principal is not paid in full and the note is in default, a 10% interest payment in addition to principal will become due and payable immediately.

During the three months ended June 30, 2001, the Company received $16,500 in operating funds from a stockholder. The note is non-interest bearing, however, upon the maturity date of the note which is September 30, 2001, if the principal is not paid in full and the note is in default, a 10% interest payment in addition to the principal will become due and payable immediately.

During the three months ended June 30, 2001, the Company was in default on a note payable to a stockholder totaling $15,000. The note original maturity date was June 30, 2001. As a result of the default, according to the provisions of the note, the Company accrued interest at a one-time charge of $1,500 and both the principal and interest are due and payable immediately at the request of the note holder. At June 30, 2001 the note remains outstanding.


6.       STOCKHOLDERS' EQUITY

On May 2, 2001, a total of 180,000 restricted shares of common stock were issued as a consulting fee for investor relations services at a price of $1.07 per share for a total amount of $192,600. Under the terms of the agreement the consultant would perform services over a period of seven months. At June 30, 2001, the Company has recorded a consulting fee expense of $55,028 and deferred consulting fees of $137,751.

On May 15, 2001 a total of 35,543 shares of common stock were issued as compensation to an employee at a price of $1.16 per share for a total amount of $41,230. These shares were issued upon the filing of a form S-8 registration statement under the Securities Act of 1933.

On June 5, 2000 a total of 266,667 shares of common stock were issued at a price of $1.50 per share or a total amount of $400,000. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.


7.       STOCK OPTIONS

During the six months ended June 30, 2000 an employee was granted 10,000 stock options at an exercise price of $1.81 per option.


8.       EXTRAORDINARY ITEM

In June 2000, the Company's subsidiary IPSL, Inc. confirmed the extinguishment of debts from certain affiliates and a principal shareholder of IPSL. Inc. totaling $28,708. As a result, an extraordinary gain was realized for the three months ended June 30, 2000.


9.       COST OF SALES

For the six months ended June 30, 2001 and 2000 (unaudited) the Company charged to cost of goods sold $581,666 and $264,066, respectively.


10.      NET LOSS PER SHARE

As a result of an extraordinary item for the three months ended June 30, 2000, the June 30, 2000 statement of operations reflect a per share loss for both before and after extraordinary items.


11.      GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss from operations of $1,336,569, negative cash flows from operating activities of $681,002 and had an accumulated deficit of $5,425,505 at June 30, 2001.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS

         Overview

         The following discussion of the financial condition and results of the Company should be read together with the interim financial statements included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those expressed or implied in those forward-looking statements.

         Torque Engineering is a company which continues to devote its efforts toward establishing itself as a manufacturer of a lightweight, high-powered marine engine built on a production line basis for the luxury performance pleasure craft industry. For the three and six months ended June 30, 2001 Torque Engineering had a net loss of $799,245 and $1,336,569 respectively. The Company had negative cash flows from operating activities of $681,002 and an accumulated deficit of $5,425,505 for the six months ended June 30, 2001. These conditions raise substantial doubt about Torque Engineering's ability to continue as a going concern. Torque Engineering's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Torque Engineering's ability to continue as a going concern is dependent upon management's ability to increase sales of the Torque V-12 engines and to obtain adequate levels of additional financing. Management believes that its current efforts will provide for Torque Engineering to continue as a going concern. We can not assure you, however, that we will be successful.


         Sales

         For the three and six months ended June 30, 2001, the Company had sales of $24,062 and $346,431 respectively, attributable to the sale of various marine engine parts and three Torque V-12 engines in the first quarter. For the three and six months ended June 30, 2000, the Company had sales of $3,749 and $8,934 respectively, attributable to the sale of various marine engine parts.


         Cost of Sales

         Cost of sales for the three and six months ended June 30, 2001 was $230,937 and $581,666 respectively. Cost of sales for the three and six months ended June 30, 2000 was $82,268 and $264,066, respectively. Costs of sales were primarily attributable to Torque Engineering's continued manufacture of the Torque V-12 engines.


         Operating Expenses

         Operating expenses for the three and six months ended June 30, 2001 decreased to $526,103 and $1,021,933 from $563,996 and $1,024,826 for the three and six months ended June 30, 2000, respectively. This is primarily attributable to decreased expenses in connection with the development of the Torque V-12 engine offset by an increase in marketing and related travel expense in connection with the establishment and execution of the Company's business plan.


         Net Loss

     Net loss from operations and before extraordinary items for the three months ended June 30, 2001 increased to $799,245 from $641,008 for the three months ended June 30, 2000. Net loss from operations and before extraordinary items for the six months ended June 30, 2001 increased to $1,336,569 from $1,270,966 for the six months ended June 30, 2000. This is primarily attributable to reduced engine shipments during the three months ended June 30, 2001 and an increase in financing costs for the three and six months ended June 30, 2001. For the three and six months ended June 30, 2001 and June 30, 2000 depreciation expense increased to $282,170 from $276,836 and to $562,822 from $539,372, respectively, for property acquired as part of Torque Engineering's acquisition of IPSL and being used in connection with the Company's production-line manufacture of the Torque V-12 engines.


         Marketable Securities

         Net unrealized (loss) and gain on marketable securities for the three and six months ended June 30, 2001 was ($151) and $2,426, respectively. Net unrealized loss on marketable securities for the three and six months ended June 30, 2000 was $22,744 and $13,192, respectively.


         Liquidity and Capital Resources

         As discussed in Note 3 to our financial statements, on May 2, 2001, we entered into an accounts receivable financing agreement. Under the terms of the financing agreement, the factor has advanced us net proceeds of $330,082. These amounts were utilized for inventory and working capital. Management anticipates that it will require additional capital to implement its business plan. We plan to obtain such capital through the sale of securities, obtaining financing from third parties, and from funds generated by the sale of the Torque V-12 engine. If we are unable to obtain financing from any of these potential sources, or if our funds from our ongoing operations do not increase, it is unlikely we will continue as a going concern.


         Cash Flows

         A total of $681,002 and $872,044 was used for operating activities for the six months ended June 30, 2001 and 2000, respectively. The cash used in operating activities was primarily expended on costs and expenses related to the production-line manufacture of the Torque V-12 engines.

                           PART II.         OTHER INFORMATION


Item 1.                    Legal Proceedings.

                           None.

Item 2.                    Changes in Securities.

     On May 2, 2001, a total of 180,000 restricted shares of common stock were issued to Numark Capital Corporation for a consulting fee for investor relations services at a price of $1.07 per share for a total amount of $192,600. These shares were issued in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933.

Item 3.                    Defaults Upon Senior Securities.

                           None.

Item 4.                    Submission of Matters to a Vote of Security Holders.

                           None

Item 5.                    Other Information.

                           None.

Item 6.                    Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

                    10.1 Account Purchase Agreement dated May 2, 2001 between
                         Torque Engineering Corporation and Crown Financial, L.L.C. (filed herewith)

          (b)  Reports on Form 8-K.

                               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Torque Engineering Corporation


Date:  August 16, 2001                   By:      /s/ I. Paul Arcuri
                                               -----------------------------
                                                      I. Paul Arcuri
                                                      Vice President and
                                                      Chief Financial Officer