Form 10-Q
period 2001-09-30
TORQUE ENGINEERING CORP
filed 2001-11-19
CIK 1018675

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB


 X  Quarterly report under section 13 or 15(d) of the Securities Exchange Act of
---
1934 for the quarterly period ended September 30, 2001 or
___ Transition report under section 13 or 15(d) of the Exchange Act for the transition period from _______ to _______

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



As of November 19, 2001, the Issuer had 8,571,842 shares of Common Stock, par value $0.00001, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ____ No   X
                                                                        -----

                        Torque Engineering Corporation
                                  FORM 10-QSB
               For the Quarterly Period Ended September 30, 2001


                               Table of Contents


                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                                3

         Consolidated Balance Sheets at September 30, 2001 (unaudited)
         and December 31, 2000 (audited)                                     3

         Consolidated Statements of Operations for the three months ended September 30, 2001 & 2000 (unaudited) and the nine months ended
         September 30, 2001 & 2000 (unaudited).                              4

         Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 (unaudited).

         Notes to Consolidated Financial Statements.                         5

Item 2.  Management's Discussion and Analysis or Plan of Operations          6

         PART II. OTHER INFORMATION                                          9

Item 1.  Legal Proceedings                                                  11

Item 2.  Change in Securities                                               11

Item 3.  Defaults upon Senior Securities                                    11

Item 4.  Submission of Matters to a Vote of Security Holders                11

Item 5.  Other Information                                                  11

Item 6.  Exhibits and Reports on Form 8-K                                   11

Signature                                                                   12

                        Torque Engineering Corporation

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                    ------

                                                                                   Sep 30,                      December 31,
                                                                                    2001                            2000
                                                                                 (unaudited)                      (audited)
                                                                                 -----------                      ---------
CURRENT ASSETS

     Cash                                                                        $        -0-                  $    160,113
     Accounts receivable, net                                                         233,407                       311,159
     Marketable securities                                                              1,213                         1,213
     Prepaid expenses                                                                  37,124                        50,008
     Advances to suppliers                                                             84,756                       109,180
     Due from factor                                                                   76,855                           -0-
     Inventory, net                                                                   682,094                       789,135
                                                                                 ------------                  ------------
         Total current assets                                                       1,115,449                     1,420,808

Property & Equipment, net                                                           8,618,281                     9,451,698
                                                                                 ------------                  ------------

TOTAL ASSETS                                                                     $  9,773,730                  $ 10,872,506
------------                                                                     ============                  ============

                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------
CURRENT LIABILITIES

     Cash - Overdraft                                                            $     36,163                  $        -0-
     Accounts payable & other liabilities                                             571,812                       341,069
     Obligations under capital leases - current portion                               194,102                       127,278
     Due to factor                                                                    219,586                           -0-
     Accrued factor fees                                                               16,810                           -0-
     Loan payable - officer                                                             6,000                           -0-
     Notes payable - officer                                                          233,156                        71,656
                                                                                 ------------                  ------------
         Total current liabilities                                                  1,277,629                       540,003

LONG-TERM LIABILITIES
     Obligations under capital leases, net of current portion                         359,094                       454,363
                                                                                 ------------                  ------------

TOTAL LIABILITIES                                                                   1,636,723                       994,366
                                                                                 ------------                  ------------

STOCKHOLDERS' EQUITY
     Common Stock, $0.00001 par value, 50,000,000 shares authorized,
         8,571,842 and 8,099,607 shares issued and outstanding                             86                            84
         respectively.
     Additional paid in capital                                                    14,589,966                    14,243,709
     Accumulated deficit                                                           (6,219,924)                   (4,088,936)
     Accumulated other comprehensive loss                                            (211,063)                     (211,063)
                                                                                 ------------                  ------------
                                                                                    8,159,065                     9,943,794
     Less treasury stock at cost (6,750 Shares)                                       (56,970)                      (56,970)
     Less deferred compensation expense                                                (5,088)                       (8,684)
                                                                                                                        ---
     Total stockholders' equity                                                     8,097,007                     9,878,140
                                                                                 ------------                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $  9,733,730                  $ 10,872,506
------------------------------------------                                       ============                  ============

          See accompanying notes to consolidated financial statements

                        Torque Engineering Corporation

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)

                                                               Three Months       Three Months        Nine Months       Nine Months
                                                                   Ended              Ended              Ended             Ended
                                                                  Sep 30             Sep 30             Sep 30            Sep 30
                                                                   2001               2000               2001              2000
                                                                   ----               ----               ----              ----
SALES                                                         $     14,054      $    229,840      $     360,485      $    238,774

COST OF SALES                                                      278,086         (295,828)            859,752          (559,894)
                                                              ------------      ------------      -------------      ------------

GROSS LOSS                                                        (264,032)          (65,988)          (497,267)         (321,120)
                                                              ------------      ------------      -------------      ------------

OPERATING EXPENSES
     Payroll                                                        53,061            55,253            163,558           180,840
     Depreciation                                                  280,900          279,588            843,732           818,960
     Rent                                                           30,000            30,000             90,000            90,000
     Stock based compensation                                        1,199               -0-             42,429               -0-
     Stock based consulting                                            -0-               -0-             55,028               -0-
     Other selling, general & administrative                       118,542           114,357            310,898           414,224
                                                              ------------      ------------      -------------      ------------
         Total Operation Expenses                                  483,712          479,198          1,505,645         1,504,024
                                                              ------------      ------------      -------------      ------------

NET (LOSS) FROM OPERATIONS                                       ($747,744)        ($545,186)       ($2,004,912)      ($1,825,144)
                                                              ------------      ------------      -------------      ------------

OTHER INCOME (EXPENSE)
     Interest Income                                                   -0-             1,210                379             9,774
     Interest Expense                                              (10,218)          (35,603)           (50,973)          (35,603)
     Factoring fees                                                (26,442)              -0-            (56,767)              -0-
     Other                                                         (10,016)              -0-            (18,716)              428
                                                              ------------      ------------      -------------      ------------
         Total Other Income (Expenses)                             (46,676)          (34,393)          (126,077)          (25,401)
                                                              ------------      ------------      -------------      ------------

NET (LOSS) BEFORE EXTRAORDINARY ITEMS                            ($794,420)        ($579,579)       ($2,130,989)      ($1,850,545)

EXTRAORDINARY ITEMS
     Gain on extinguishment of debt                                    -0-               -0-                -0-            28,708
                                                              ------------      ------------      -------------      ------------

NET (LOSS)                                                       ($794,420)        ($579,579)       ($2,130,989)      ($1,821,837)

OTHER COMPREHENSIVE (LOSS), NET OF TAX
     Unrealized gain (loss) on marketable securities - net          (2,426)           (9,492)               -0-           (22,684)
                                                              ------------      ------------      -------------      ------------

COMPREHENSIVE LOSS                                               ($796,846)        ($589,071)       ($2,130,989)      ($1,844,521)
                                                              ============      ============      =============      ============

Loss before Extraordinary Gain                                   ($  0.093)        ($  0.072)       ($    0.163)      ($     .233)

Extraordinary gain                                                $      -          $      -         $        -        $    0.004
                                                              ------------      ------------      -------------      ------------

Net loss per share - basic & diluted                             ($  0.093)        ($  0.072)       ($    0.163)      ($    0.229)
                                                              ============      ============      =============      ============

Weighted average number shares outstanding
     during the period - basic & diluted                         8,573,799         8,099,607         13,036,418         7,947,266
                                                              ============      ============      =============      ============

See accompanying notes to consolidated financial statements.

                        Torque Engineering Corporation

                     CONSOLIDATED STATEMENTS OF CASH FLOW
                     ------------------------------------
                                  (unaudited)

                                                                            Nine Months               Nine Months
                                                                               Ended                     Ended
                                                                           Sep 30, 2001               Sep 30, 2000
                                                                           ------------               ------------
CASH FLOWS FROM OPERATIONS ACTIVITIES:
Net Loss                                                                   $  (2,130,989)             $  (1,821,837)
Adjustments to reconcile net loss to net cash
     used in operating activities:
Depreciation                                                                     843,732                    818,960
Recognized deferred compensation                                                     -0-                      7,776
Stock based compensation                                                          44,826                        -0-
Common stock issued for future services                                           55,028                        -0-
Provision for inventory obsolescence                                             184,273                        -0-
Gain on extinguishment of debt                                                       -0-                    (28,708)

Changes in operating assets & liabilities:
(Increase) Decrease in:
     Cash Overdraft                                                               36,163                        -0-
     Accounts receivable                                                          77,752                     (3,652)
     Prepaid expenses                                                             12,884                       (624)
     Advances to suppliers                                                        24,426                    (82,314)
     Inventory                                                                   (77,232)                  (262,500)
Increase (Decrease) in:
     Accounts payable & other liabilities                                        230,743                    271,736
     Accrued factor fees                                                          16,810                        -0-
                                                                           -------------              -------------
         Net cash used in operating activities                                  (681,584)                (1,101,163)
                                                                           -------------              -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property & equipment                                            (10,315)                   (97,649)
                                                                           --------------             -------------
         Net cash used in investing activities                                   (10,315)                   (97,649)
                                                                           --------------             -------------

CASH FLOWS FROM FINANCING ACTIVITES
     Repayments on capital lease obligations                                     (28,445)                   (21,007)
     Due to factor, net                                                          142,731                        -0-
     Proceeds from notes payable - related parties                               161,500                     30,000
     Loan payable - officer                                                        6,000                        -0-
     Proceeds from issuance of common stock                                      250,000                    400,000
                                                                           -------------              -------------
         Net cash provided by financing activities                               531,786                    408,993
                                                                           -------------              -------------

NET INCREASE (DECREASE) IN CASH                                                 (160,113)                  (789,819)

CASH & CASH EQUIVALENTS AT
     BEGINNING OF PERIOD                                                         160,113                    798,019
                                                                           -------------              -------------

CASH & CASH EQUIVALENTS AT END OF PERIOD                                   $         -0-              $       8,200
----------------------------------------                                   -------------              -------------

----------------------------------------------------------------------

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


2.   ACCOUNTS RECEIVABLE CONCENTRATIONS

The Company has a concentration of its accounts receivable with one customer totaling 96%. As of September 30, 2001 accounts receivable are deemed fully collectible.


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

For the three months ended September 30, 2001 the Company has financed $219,586 in accounts receivable. At September 30, 2001, the Company has $76,855 due from the factor, which represents net advances made to the Company by the factor, less cash rebates received from the holdback reserve. The Company has $219,586 due to the factor, which represents the gross receivables financed that have yet to be paid by the Company's customer. For the three months ended September 30, 2001, the Company incurred $26,442 in factoring fees.


4.   INVENTORIES

Inventory at September 30, 2001 (unaudited) and December 31, 2000 (Audited) consisted of the following:

                                            2001                 2000
                                            ----                 ----
     Purchased Parts, net                $314,931              $376,532
     Engines in Process                   135,339               184,405
     Completed Engines                    231,824               228,198
                                         --------              --------
                                         $682,094              $789,135
                                         ========              ========

During the nine months ended September 30, 2001, the company recorded a provision for inventory obsolescence of $184,273.


5.   LOAN PAYABLE OFFICER

During the three months ended Sept 30, 2001, the Company received $6,000 in operating funds from an officer. The note is non-interest bearing, however, upon the maturity date of the loan if the principal is not paid in full and the note is in default, a 10% interest payment in addition to principal will become due and payable immediately.


6.   SHAREHOLDER LOANS

During the three months ended September 30, 2000 shareholders of the Company made advances of $30,000 for operating funds.


7.   STOCKHOLDERS' EQUITY

Effective July 1, 2001, the company rescinded a consulting contract initially entered into on May 2, 20001. As a result, 180,000 shares of Common Stock were cancelled and returned to the company.

On June 5, 2000 a total of 266,667 shares of common stock were issued at a price of $1.50 per share or a total amount of $400,000. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Subsequent to September 30, 2000, the Company issued 4,000 shares of its common stock in exchange for $13,000.


8.   COST OF SALES

For the three months ended September 30, 2001 and 2000 (unaudited) the Company charged to cost of goods sold $278,086 and $295,828 respectively.


9.   GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficiency of $162,180, a net loss from operations of $2,130,989, negative cash flows from operating activities of $681,584 and had an accumulated deficit of $6,219,924 at September 30, 2001.

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

10.  SUBSEQUENT EVENTS

(A)DEBENTURE OFFERING

In order to provide working capital and financing for the Company's expansion, the Company entered into an agreement with Cornell Capital Partnership L.P. ("the Purchaser") whereby the Purchaser acquired $300,000 of the Company's 6% Convertible Subordinated Debentures, due November 3, 2006

The Holder is entitled, at its option, to convert, and sell all or any part of the principal amount of the Debenture, plus accrued interest, into shares (the "Conversion Shares") of the Company's common stock, par value $.00001 per share ("Common Stock"), at the price per share (the "Conversion Price") equal to either (a) an amount equal to 120% of the closing bid price of the Common Stock as listed on a Principal Market, as quoted by Bloomberg L.P. (the "Closing Bid Price") as of the date hereof, or (b) an amount equal to 80% of the average of the four lowest Closing Bid Prices of the Common Stock for the five trading days immediately preceding the Conversion Date.

Interest will be paid at the time of maturity or conversion. The Company may elect to pay interest in cash or in the form of Common Stock.

The Company shall reserve and keep available out of its authorized but unissued shares of Common Stock such number of shares of Common Stock sufficient to effect such conversion, based upon the Conversion Price.

This Debenture may be converted at any time following the date of closing, into shares of Common Stock at a price equal to the Conversion Price.


(B)EQUITY LINE

On November 9, 2001, the Company entered into an equity line of credit pursuant to which the Company may, at its discretion, periodically sell to the investor shares of common stock for a total purchase price of up to $5 million. For each share of common stock purchased under the Equity Line of Credit, the Investor will pay 91% of the average of the 2 lowest closing bid prices on which the common stock Common Stock is traded for the during five days immediately following the notice date. Unless waived by the investor, the amount of each advance is subject to a maximum advance amount based on an average daily volume of the Company's common stock. A consulting fee of 10% of each advance will be paid upon closing each of the sales under this agreement.

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

     Torque Engineering is a company that continues to devote its efforts toward establishing itself as a manufacturer of a lightweight, high-powered marine engine built on a production line basis for the luxury performance pleasure craft industry. For the three and nine months ended September 30, 2001 Torque Engineering had a net loss of $794,420 and $2,130,989 respectively. The Company had negative cash flows from operating activities of $681,584 and an accumulated deficit of $6,219,924 for the nine months ended September 30, 2001. These conditions raise substantial doubt about Torque Engineering's ability to continue as a going concern. Torque Engineering's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Torque Engineering's ability to continue as a going concern is dependent upon management's ability to increase sales of the Torque V-12 engines and to obtain adequate levels of additional financing. Management believes that its current efforts will provide for Torque Engineering to continue as a going concern. We cannot assure you, however, that we will be successful.


     Sales

     For the three and nine months ended September 30, 2001, the Company had sales of $14,054 and $360,485 respectively, attributable to the sale of various marine engine parts and three Torque V-12 engines in the first quarter. For the three and nine months ended September 30, 2000, the Company had sales of $229,840 and $238,774 respectively, attributable to the sale of various marine engine parts and two Torque V-12 engines in the third quarter.

     Cost of Sales

     Cost of sales for the three and nine months ended September 30, 2001 was $278,086 and $859,752 respectively. Cost of sales for the three and nine months ended September 30, 2000 was $295,828 and $559,894, respectively. Cost of sales income is primarily attributable to a provision for inventory obsoiencence of $176,724 taken during the three months ended September 30, 2001.

     Operating Expenses

     Operating expenses for the three and nine months ended September 30, 2001 and 2000 increased to $483,712 and $1,505,645 from $479,198 and $1,504,024, respectively. This is primarily attributable to decreased expenses in connection with the development of the Torque V-12 engine. Also an increase in marketing and related travel expense in connection with the establishment and execution of the Company's business plan.

     Net Loss

     Net loss from operations and before extraordinary items for the three months ended September 30, 2001 and 2000 increased to $794,420 and $2,130,989 from $579,579, $1,850,545 respectively. This is primarily attributable to an increase in cost of sales and financing costs associated with our accounts receivable factoring agreement for the nine months ended September 30, 2001.

     For the three and nine months ended September 30, 2001 and 2000 depreciation expense increased to $280,910 from $279,588 and to $843,732 from 818,960, respectively, for property acquired as part of Torque Engineering's acquisition of IPSL and being used in connection with the Company's production-line manufacture of the Torque V-12 engines.

     Marketable Securities

     Net unrealized loss on marketable securities for the three and nine months ended September 30, 2001 was $2,426 and $-0-, respectively. Net unrealized loss on marketable securities for the three and nine months ended September 30, 2000 was $9,492 and $22,684, respectively.

     Liquidity and Capital Resources

     As discussed in Note 3 to our financial statements, on May 2, 2001, we entered into an accounts receivable financing agreement. Amounts received were utilized for inventory and working capital. In November 2001, we sold $300,000 of 6% Convertible Subordinated Debentures, due November 3, 2006 to Cornell Capital Partnership, L.P. After expenses, we received approximately $220,000 from such offering. We intend to use the proceeds of the offering for working capital purposes and to pay certain operational expenses.

     We anticipate that we will require additional capital to implement our business plan. We plan to obtain such capital through the sale of additional securities, obtaining financing from third parties, and from funds generated by the sale of the Torque V-12 engine. As discussed in Note 11 to our financial statements, on November 9, 2001, we entered into an equity line of credit agreement under which we may sell shares of our common stock to an investor for a purchase price of up to $5,000,000. As of November 16, 2001, we had not received any funds under such agreement. If we do receive funds under such agreement, we expect that such amounts will also be used for working capital and to implement our business plan. If the equity line of credit agreement does not provide sufficient capital resources, or if our funds from our ongoing operations do not increase, it is unlikely we will continue as a going concern.

     Cash Flows

     A total of $681,584 and $1,101,163 was used for operating activities for the nine months ended September 30, 2001 and 2000, respectively. The cash used in operating activities was primarily expended on costs and expenses related to the production-line manufacture of the Torque V-12 engines.

                         PART II.   OTHER INFORMATION


Item 1.        Legal Proceedings.
               -----------------

               None.

Item 2.        Changes in Securities.
               ---------------------

     On May 2, 2001, a total of 180,000 shares of common stock were issued to Numark Capital Corporation for a consulting fee for investor relations services at a price of $1.07 per share for a total amount of $192,600. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Effective as of July 1, 2001, the Company rescinded this agreement. As a result, 180,000 shares of Common Stock were cancelled and returned to the Company.

     In November 2001, the Company issued $300,000 of 6% Convertible Subordinated Debentures, due November 13, 2006, to Cornell Capital Partnership L.P. After certain costs of issuance, the net proceeds from such offering were approximately $220,000. The holder of the Debentures is entitled, at its option, to convert, and sell all or any part of the principal amount of the Debenture, plus accrued interest, into shares of the Company's common stock at a price per share equal to either (i) an amount equal to 120% of the closing bid price of the company's common stock as listed on a principal market, as quoted by Bloomberg L.P., as of November 9, 2001, or (ii) an amount equal to 80% of the average of the four lowest closing bid prices for the Company's common stock for the five trading days immediately preceding the date of conversion. These securities were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.


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

                     None

               (b)   Reports on Form 8-K.

                     None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Torque Engineering Corporation


Date:  November 19, 2001                   By: /s/ Raymond B. Wedel, Jr.
                                               -------------------------
                                               Raymond B. Wedel, Jr.
                                               President

Date:  November 19, 2001                   By: /s/ I. Paul Arcuri
                                               ----------------------------
                                               I. Paul Arcuri
                                               Vice President and
                                               Chief Financial Officer