Form 10QSB/A
period 2001-09-30
TORQUE ENGINEERING CORP
filed 2001-11-20
CIK 1018675

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB/A


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

EXPLANATORY NOTE - THIS AMENDMENT ON FORM 10-QSB/A TO THE REGISTRANT'S FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2001, IS BEING FILED TO CORRECT INADVERTENT TYPOGRAPHICAL ERRORS IN OUR CONSOLIDATED STATEMENTS OF OPERATIONS,
NOTE 10 TO OUR CONSOLIDATED FINANCIAL STATEMENTS AND IN THE "NET LOSS" AND "LIQUIDITY AND CAPITAL RESOURCES" PORTIONS OF PART I, ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. ALL OTHER INFORMATION CONTAINED IN THE ORIGINAL FORM 10-QSB REMAINS UNCHANGED.


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
------------------------------------------                                       ============                  ============

          See accompanying notes to consolidated financial statements

                        Torque Engineering Corporation

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------
                                  (unaudited)

                                                               Three Months       Three Months        Nine Months       Nine Months
                                                                   Ended              Ended              Ended             Ended
                                                                  Sep 30             Sep 30             Sep 30            Sep 30
                                                                   2001               2000               2001              2000
                                                                   ----               ----               ----              ----
SALES                                                         $     14,054      $    229,840      $     360,485      $    238,774

COST OF SALES                                                      278,086           295,828            859,752           559,894
                                                              ------------      ------------      -------------      ------------

GROSS LOSS                                                        (264,032)          (65,988)          (497,267)         (321,120)
                                                              ------------      ------------      -------------      ------------

OPERATING EXPENSES
     Payroll                                                        53,061            55,253            163,558           180,840
     Depreciation                                                  280,910           279,588            843,732           818,960
     Rent                                                           30,000            30,000             90,000            90,000
     Stock based compensation                                        1,199               -0-             42,429               -0-
     Stock based consulting                                            -0-               -0-             55,028               -0-
     Other selling, general & administrative                       118,542           114,357            310,898           414,224
                                                              ------------      ------------      -------------      ------------
         Total Operation Expenses                                  483,712           479,198          1,505,645         1,504,024
                                                              ------------      ------------      -------------      ------------

NET (LOSS) FROM OPERATIONS                                       ($747,744)        ($545,186)       ($2,004,912)      ($1,825,144)
                                                              ------------      ------------      -------------      ------------

OTHER INCOME (EXPENSE)
     Interest Income                                                   -0-             1,210                379             9,774
     Interest Expense                                              (10,218)          (35,603)           (50,973)          (35,603)
     Factoring fees                                                (26,442)              -0-            (56,767)              -0-
     Other                                                         (10,016)              -0-            (18,716)              428
                                                              ------------      ------------      -------------      ------------
         Total Other Income (Expenses)                             (46,676)          (34,393)          (126,077)          (25,401)
                                                              ------------      ------------      -------------      ------------

NET (LOSS) BEFORE EXTRAORDINARY ITEMS                            ($794,420)        ($579,579)       ($2,130,989)      ($1,850,545)

EXTRAORDINARY ITEMS
     Gain on extinguishment of debt                                    -0-               -0-                -0-            28,708
                                                              ------------      ------------      -------------      ------------

NET (LOSS)                                                       ($794,420)        ($579,579)       ($2,130,989)      ($1,821,837)

OTHER COMPREHENSIVE (LOSS), NET OF TAX
     Unrealized gain (loss) on marketable securities - net          (2,426)           (9,492)               -0-           (22,684)
                                                              ------------      ------------      -------------      ------------

COMPREHENSIVE LOSS                                               ($796,846)        ($589,071)       ($2,130,989)      ($1,844,521)
                                                              ============      ============      =============      ============

Loss before Extraordinary Gain                                   ($  0.093)        ($  0.072)       ($    0.163)      ($     .233)

Extraordinary gain                                                $      -          $      -         $        -        $    0.004
                                                              ------------      ------------      -------------      ------------

Net loss per share - basic & diluted                             ($  0.093)        ($  0.072)       ($    0.163)      ($    0.229)
                                                              ============      ============      =============      ============

Weighted average number shares outstanding
     during the period - basic & diluted                         8,573,799         8,099,607         13,036,418         7,947,266
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

10.  SUBSEQUENT EVENTS

(A)DEBENTURE OFFERING

In order to provide working capital and financing for the Company's expansion, the Company entered into an agreement with Cornell Capital Partnership L.P. ("the Purchaser") whereby the Purchaser acquired $300,000 of the Company's 6% Convertible Subordinated Debentures, due November 13, 2006

The Holder is entitled, at its option, to convert, and sell all or any part of the principal amount of the Debenture, plus accrued interest, into shares (the "Conversion Shares") of the Company's common stock, par value $.00001 per share ("Common Stock"), at the price per share (the "Conversion Price") equal to either (a) an amount equal to 120% of the closing bid price of the Common Stock as listed on a Principal Market, as quoted by Bloomberg L.P. (the "Closing Bid Price") as of the date hereof, or (b) an amount equal to 80% of the average of the four lowest Closing Bid Prices of the Common Stock for the five trading days immediately preceding the Conversion Date.

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


(B)EQUITY LINE

On November 9, 2001, the Company entered into an equity line of credit pursuant to which the Company may, at its discretion, periodically sell to the investor shares of common stock for a total purchase price of up to $5 million. For each share of common stock purchased under the Equity Line of Credit, the Investor will pay 91% of the average of the 2 lowest closing bid prices on which the common stock is traded for the five days immediately following the notice date. Unless waived by the investor, the amount of each advance is subject to a maximum advance amount based on an average daily volume of the Company's common stock. A consulting fee of 10% of each advance will be paid upon closing each of the sales under this agreement.

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

     For the three and nine months ended September 30, 2001 and 2000 depreciation expense increased to $280,910 from $279,588 and to $843,732 from $818,960, respectively, for property acquired as part of Torque Engineering's acquisition of IPSL and being used in connection with the Company's production-line manufacture of the Torque V-12 engines.

     Marketable Securities

     Net unrealized loss on marketable securities for the three and nine months ended September 30, 2001 was $2,426 and $-0-, respectively. Net unrealized loss on marketable securities for the three and nine months ended September 30, 2000 was $9,492 and $22,684, respectively.

     Liquidity and Capital Resources

     As discussed in Note 3 to our financial statements, on May 2, 2001, we entered into an accounts receivable financing agreement. Amounts received were utilized for inventory and working capital. In November 2001, we sold $300,000 of 6% Convertible Subordinated Debentures, due November 13, 2006 to Cornell Capital Partnership, L.P. After expenses, we received approximately $220,000 from such offering. We intend to use the proceeds of the offering for working capital purposes and to pay certain operational expenses.

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

                        Torque Engineering Corporation


Date:  November 20, 2001                   By: /s/ Raymond B. Wedel, Jr.
                                               -------------------------
                                               Raymond B. Wedel, Jr.
                                               President

Date:  November 20, 2001                   By: /s/ I. Paul Arcuri
                                               ----------------------------
                                               I. Paul Arcuri
                                               Vice President and
                                               Chief Financial Officer