Form 10KSB
period 2001-12-31
TORQUE ENGINEERING CORP
filed 2002-04-26
CIK 1018675

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]                  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

           Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $0.00001 per share
                   ------------------------------------------
                                (Title of Class)

      Check  whether  the issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The issuer's revenues for its most recent fiscal year ended December 31, 2001 were $295,715.

      The aggregate market value of the 8,290,795 shares of the issuer's outstanding common stock held by non-affiliates of the issuer as of April 15, 2002, was $248,723.85 based on the closing bid price of $0.03 per share as reported on the OTC Bulletin Board on that date.

      The  issuer  had  12,748,965   shares  of  its  common  stock  issued  and
outstanding as of April 15, 2002.

                         TORQUE ENGINEERING CORPORATION

                      INDEX TO ANNUAL REPORT ON FORM 10-KSB


FORWARD-LOOKING STATEMENTS....................................................3
PART I........................................................................3
         Item 1.   Description of Business....................................3
         Item 2.   Description of Property...................................11
         Item 3.   Legal Proceedings.........................................11
         Item 4.   Submission of Matters to a Vote of Security Holders.......11
PART II......................................................................12
         Item 5.   Market for Common Equity and Related Stockholder
                   Matters...................................................12
         Item 6.   Management's Discussion and Analysis......................14
         Item 7.   Financial Statements......................................17
         Item 8.   Changes In and Disagreements With Accountants on
                   Accounting and Financial Disclosure.......................17
PART III.....................................................................18
         Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange
                   Act.......................................................18
         Item 10.  Executive Compensation....................................19
         Item 11.  Security Ownership of Certain Beneficial Owners and
                   Management................................................20
         Item 12.  Certain Relationships and Related Transactions............21
         Item 13.  Exhibits and Reports on Form 8-K..........................22
SIGNATURES...................................................................25

FORWARD-LOOKING STATEMENTS

      Information included or incorporated by reference in this filing may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

      This filing contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our company's growth strategies, (c) our company's future financing plans and
(d) our company's anticipated needs for working capital. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this prospectus generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this filing generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.


                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

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

      In September 1999, the Torque V-12 became an available power plant in the Carlson Model 2000, 33 foot sport cruiser boat line. Torque Engineering will display this boat at various marine industry trade shows throughout 2002. Currently, Cigarette, Fountain, Hustler, Magnum Marine, NorTech, and Predator boats also list the Torque V-12 as a power plant selection for some of their current models.

      The Torque V-12 is designed for installation in luxury marine pleasure craft. In the event significant production of the Torque V-12 begins, Torque Engineering anticipates that it will analyze whether the Torque V-12 may be commercially adapted to other uses, including potential military, industrial, agricultural or mining uses. Torque Engineering has engaged in the past in discussions with various third parties about adapting the Torque V-12 to other marine uses outside of the luxury pleasure craft industry. These discussions continued during the year ended December 31, 2001. However, these discussions continue to be of an extremely broad and preliminary nature. There is no assurance that Torque Engineering will adapt its Torque V-12 to additional marine or other uses, or that the Torque V-12 will be appropriate for uses other than in the luxury marine pleasure craft market.

      Retail prices for the Torque V-12 range from $69,539 to $81,227 without options. Torque Engineering offers a one-year limited warranty on all three Torque V-12 models.

PRODUCT MARKET

      Torque Engineering's products are designed for the marine pleasure craft industry. That industry is divided primarily into the stern drive segment and the outboard segment. The Torque V-12 is targeted toward the stern drive segment.

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

INDUSTRY OVERVIEW

      According  to  the  National  Marine   Manufacturers'   Association,   the
recreational boating industry generated approximately $21.7, $25.0, and $25.6 billion in overall sales in 1999, 2000, and 2001 respectively.

      There were 96,000 new sales of inboard and stern drive boats in 2001. Of these, approximately 20,000 were 25' or more in length. Approximately 90% of these boats would have two or more engines. Torque Engineering's management hopes to capture 2-1/2% to 4% of this market over the next three to five years. However, there can be no assurance Torque Engineering will be able to do so.

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

MAJOR CUSTOMERS

      For the year ended December 31, 2001, approximately 98.0% of Torque Engineering's revenues were generated from sales to two customers, Cigarette Racing Team, Inc and Douglas Marine Corp. For the year ended December 31, 2000, approximately 97.5% of Torque Engineering's revenues were generated from sales to one customer, Cigarette Racing Team, Inc. We cannot assure you that Cigarette Racing Team or Douglas Marine Corp, Inc. will continue to be major customers.

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

RESEARCH AND DEVELOPMENT

      Torque Engineering maintains an ongoing research & development program. In September 1999, Torque Engineering completed a private placement of 461,540 shares of common stock to raise a total of $1,500,000 for working capital purposes, including continued development of the Torque V-12 engine. A portion of the proceeds of this private offering were used as a down payment to lease the computer-controlled manufacturing equipment Torque Engineering uses in the production of its Torque V-12 engines. In 2000, Torque Engineering completed private placements of 578,359 shares of common stock to raise a total of $913,000 of which a portion supported ongoing research & development with the balance used for overhead and the purchase of raw materials. In 2001, Torque Engineering continued advancing and refining the Torque V-12 engine design and plan to offer a 1,450 horsepower version of the V-12.

      Management believes that Glaval Corporation spent significant funds on research and development prior to IPSL's acquisition of the assets and proprietary rights to develop and manufacture the Torque V-12. These expenditures were included as part of the acquisition price and will not be passed on to customers. The portion of funds spent after May 1, 1999 to convert to a production line is considered overhead that will be prorated over the manufacturing cost of the V-12 engines in accordance with generally accepted accounting principles.

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

EMPLOYEES

      As of April 15, 2002, Torque Engineering employed a total of 8 people, all of which are employed full time.

CERTAIN BUSINESS RISKS

      Torque Engineering is subject to various risks which may materially harm its business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase Torque Engineering's common stock. These are not the only risks and uncertainties that the Company faces. If any of these risks or uncertainties actually occur, Torque Engineering's business, financial condition or operating results could be materially harmed. In that case, the trading price of Torque Engineering's common stock could decline and you could lose all or part of your investment.

      WE HAVE HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

      We have historically lost money. In the year ended December 31, 2001 and year ended December 31, 2000, we sustained losses from operations of $8.5 million and $2.8 million, respectively. Future losses are likely to occur. Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms. No assurances can be given that we will be successful in reaching or maintaining profitable operations.

      WE WILL NEED TO RAISE ADDITIONAL CAPITAL TO FINANCE OPERATIONS

      Our operations have relied almost entirely on external financing to fund our operations. Such financing has historically come from a combination of borrowings from and sale of common stock to third parties and funds provided by certain officers and directors. We will need to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

      THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN DUE TO RECURRING LOSSES AND WORKING CAPITAL SHORTAGES, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING

      The report of our independent accountants on our December 31, 2001 and December 31, 2000 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      WE HAVE A LIMITED OPERATING HISTORY

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

      WE CANNOT ASSURE YOU THAT THE MARKET FOR THE TORQUE V-12 WILL BE SUFFICIENT TO COVER OUR OPERATING EXPENSES

      Sales of the Torque V-12 are currently targeted toward owners of performance pleasure craft. This market is a limited niche market in which the price of the boats for which the Torque V-12 is designed range in price from $250,000 to greater than $1,000,000. We cannot assure you that sales of engines in this market will be sufficient to allow us to become profitable in the future.

      WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO ADAPT THE TORQUE V-12 TO ANY OTHER USE OUTSIDE OF THE MARINE ENGINE MARKET

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

      WE HAVE NOT YET MANUFACTURED THE TORQUE V-12 ON A FULL PRODUCTION BASIS

      Our current business strategy is to manufacture the Torque V-12 on a production basis, as opposed to customizing the Torque V-12 per our customers' requests. In 1999 and 2000 we continued the tooling, fixturing, programming and installation of equipment in preparation for production. The initial production engines we completed and shipped in the later part of 2000 and early part of 2001. Due to financing shortages throughout 2001, we have not yet begun to implement quantity production of the Torque V-12 and cannot assure you that we will not experience initial or recurring quality control or cost problems.

      WE HAVE NOT YET  ESTABLISHED  A FULL  DISTRIBUTION  CHANNEL FOR THE TORQUE
      V-12

      We currently market the Torque V-12 through OEM boat manufacturers, an Internet website, trade show appearances, magazine articles and personal contacts of the members of our company in the pleasure craft marine industry. We cannot assure you that these marketing efforts will prove sufficient to allow us to be profitable.

      WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL

      Our success largely depends on the efforts and abilities of key executives, including Richard D. Wedel, our Chief Executive Officer and Chairman of the Board; Raymond B. Wedel, Jr., our President and a Director; and I. Paul Arcuri, our Chief Financial Officer and a Director. The loss of the services of Messrs. Wedel, Arcuri and/or Wedel, Jr., could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We do not have employment agreements with Messrs. Wedel, Arcuri or Wedel, Jr. We do not presently maintain a key-man life insurance policy covering these individuals.

      WE EXPECT INTENSE COMPETITION

      Although we are not aware of any other gasoline-powered aluminum V-12 engine with performance characteristics similar to the Torque V-12. We believe that if the Torque V-12 becomes popular with consumers, other manufacturers will design and market their own aluminum V-12 engines that will directly compete with the Torque V-12. Many of our competitors have significantly greater name recognition and financial and other resources than we do. We cannot assure you that we will succeed in the face of strong competition from other engine manufacturers.

      NO ASSURANCE OF TECHNOLOGICAL SUCCESS

      Our ability to commercialize our products is dependent on the advancement of our existing technology. In order to obtain and maintain a significant market share we will continually be required to make advances in technology. Due to cash shortages, we did not expend any money in research and development in 2001. We cannot assure you that our research and development efforts will result in the development of such technology on a timely basis or at all. Any failures in such research and development efforts could result in significant delays in product development and have a material adverse effect on us. We cannot assure you that we will not encounter unanticipated technological obstacles which either delay or prevent us from completing the development of our products. Such obstacles could have a material adverse effect on us.

      WE DO NOT MAINTAIN ANY PRODUCT LIABILITY INSURANCE, WHICH MAY EXPOSE US TO THE EXPENSE OF DEFENDING ANY LIABILITY CLAIMS

      The manufacture and sale of our products entails the risk of product liability claims. In addition, certain companies with which we do or may do business may require financial assurances of product reliability. At the present time we do not maintain product liability insurance.


      EXISTING SHAREHOLDERS WILL EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF SHARES UNDER THE EQUITY LINE OF CREDIT AND THE CONVERSION OF DEBENTURES

      On November 9, 2001, we entered into an equity line of credit agreement pursuant to which we may sell shares of our common stock to an investor for a purchase price of up to $5,000,000. For each share of common stock purchased under the equity line of credit, the investor will pay 91% of the average of the 2 lowest closing bid prices on which our common stock is traded during the 5 days immediately following a notice date. In addition, on November 14, 2001, we sold $300,000 of convertible debentures that are convertible into shares of our common stock. The sale of shares pursuant to our equity line of credit and the conversion of debentures into shares of our common stock will have a dilutive impact on our stockholders. As a result, our net income per share could decrease in future periods, and the market price of our common stock could decline. In addition, the lower our stock price is the more shares of common stock we will have to issue under the equity line of credit to draw down the full amount and the more shares of common stock we will have to issue upon conversion of the debentures. If our stock price is lower, then our existing stockholders would experience greater dilution.

      THE   INVESTOR   UNDER  THE  LINE  OF  CREDIT   WILL  PAY  LESS  THAN  THE
      THEN-PREVAILING MARKET PRICE OF OUR COMMON STOCK

      The common stock to be issued under the equity line of credit will be issued at a 9% discount to the average of the two lowest closing bid prices on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. These discounted sales could cause the price of our common stock to decline.

      THE SELLING STOCKHOLDERS PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT INTEND TO SELL THEIR SHARES OF COMMON STOCK IN THE MARKET, WHICH SALES MAY CAUSE OUR STOCK PRICE TO DECLINE

      On December 27, 2001, the Securities and Exchange Commission declared our Registration Statement on Form SB-2 effective. The selling stockholders included in that registration statement intend to sell in the public market the shares of common stock registered in that offering. That means that up to 19,025,000 shares of common stock, the number of shares registered in that offering, may be sold. Such sales may cause our stock price to decline.

ITEM 2.  DESCRIPTION OF PROPERTY

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

ITEM 3.  LEGAL PROCEEDINGS

      On November 26, 2001, Torque Engineering was named in litigation with Patrick Patel and Peter Hledin in the Superior Court of New Jersey, Hudson County. Messrs. Patel and Hledin sued Torque Engineering for breach of warranty and under New Jersey Fraud regarding alleged deficiencies in Torque Engineering's engines and transmissions sold to the plaintiffs. On February 22, 2002, Torque Engineering filed a third party claim against Douglas Marine Corporation, the vendor to whom the engines were sold, alleging, among other things, that any damage resulting to the engines was caused by defective or negligent "rigging." Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

      On March 2, 2002, Torque Engineering was named in litigation with Crown Financial in the Texas court system. Crown Financial sued Torque Engineering regarding alleged non-payment under a security agreement against Douglas Marine Corporation and Torque Engineering. Due to the preliminary status of the lawsuit, it is not possible to evaluate the likelihood of an unfavorable outcome or estimate the extent of potential loss.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      PRINCIPAL MARKET OR MARKETS. Torque Engineering common stock is traded in the over-the-counter market, and is presently quoted on the Over-the-Counter Bulletin Board under the symbol "TORQ." Trading on the OTC Bulletin Board began on May 14, 1998 and prior to October 22, 1999 the trading symbol was "QTSN". The following table sets forth the high and low bid prices of the common stock on the OTC Bulletin Board during each quarter from January 1, 2000 through December 31, 2001. These prices reflect interdealer quotations, without retail mark-up, mark-down or commissions, and may not represent prices at which actual transactions occurred.

                                                    BID
                                        ----------------------------
                QUARTER ENDED               HIGH            LOW
                ---------------------   -------------   ------------

                March 31, 2000              6.000          1.125
                June 30, 2000               4.000          1.000
                September 30, 2000          4.125          1.437
                December 31, 2000           4.125          0.656

                March 31, 2001              1.250          1.250
                June 30, 2001               1.010          0.800
                September 30, 2001          0.060          0.400
                December 31, 2001           0.360          0.330

      APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK. The number of holders of record of Torque Engineering common stock at April 15, 2002 was approximately 44, which does not include all beneficial shareholders. This includes 4,681,351 shares held by brokers.

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

      In October 2000, a total of 4,000 shares of common stock were issued to Glen S. Graber at a price of $3.25 per share or a total amount of $13,000. These shares were issued in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933.

      In November 2000, Torque Engineering issued options to purchase 10,000 shares of common stock to the following members of the board of directors:
Richard D. Wedel, Raymond B. Wedel, Jr., Donald Christensen, I. Paul Arcuri and Clement M. Lange. These options are immediately exercisable at a price of $3.25 per share for a period of five years from the date of the option grant.

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

      In May 2001, a total of 35,543 shares of common stock were issued to Michael Bennett at a price of $1.16 per share or a total amount of $41,230 in exchange for services rendered. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

      In May 2001, a total of 180,000 shares of common stock were issued to NuMark Capital Corporation at a price of $1.07 per share or a total amount of $192,600. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

      In November 2001, a total of 200,000 shares of common stock were issued to Kenneth Hersh at a price of $0.25 per share or a total amount of $50,000. These shares were issued in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933.

      In November 2001, a total of 20,000 shares of common stock were issued to Kenneth Hersh at a price of $0.25 per share or a total amount of $5,000 in exchange for services rendered. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

      In November 2001, a total of 625,000 shares of common stock were issued to Yorkville Advisors Management LLC at a price of $0.42 per share or a total amount of $262,500 in exchange for services rendered. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

      In November 2001, Torque Engineering issued Convertible Debentures in the original principal amount of $300,000. These Convertible Debentures are convertible into shares of common stock at a price equal to 120% of the closing bid price of the common stock as of the date of purchase or 80% of the average of the 4 lowest closing bid prices of the common stock for the 5 trading days immediately preceding the conversion date. These Convertible Debentures accrue interest at 6% per year and are convertible at the holder's option. These Convertible Debentures have a term of 5 years. At Torque Engineering's option, these Convertible Debentures may be paid in cash or converted into shares of common stock on the fifth anniversary unless earlier converted by the holder.

      In January 2002, a total of 250,000 shares of common stock were issued to V.T. Lincoln Financial Corporation at a price of $0.51 per share or a total amount of $127,500 in exchange for services rendered. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

      In January 2002, a total of 5,000 shares of common stock were issued to William R. A. Kleysteuber, III at a price of $0.30 per share or a total amount of $1,500 in exchange for services rendered. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

      In March, 2002, a total of 900,000 shares of common stock were issued to Peter Cardillo at a price of $0.09 per share or a total amount of $81,000 in exchange for services rendered. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

      In March, 2002, a total of 105,000 shares of common stock were issued to Kenneth Hersh at a price of $0.08 per share or a total amount of $8,400 in exchange for services rendered. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

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

      o the information provided to Torque Engineering by them,

      o the absence of any general solicitation or advertising, and

      o restrictions on transfer of the securities issued to them as indicated by a legend on the certificates representing such securities.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

      The  following   information  should  be  read  in  conjunction  with  our
consolidated financial statements and the notes thereto appearing elsewhere in this filing.

      Certain statements within this Item and throughout this Annual Report on Form 10-KSB and the documents incorporated herein are "forward-looking statements" as described in the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks and uncertainties and actual results could differ materially from those projected.

OVERVIEW

      Torque Engineering is a company that continues to devote its efforts toward establishing itself as a manufacturer of a lightweight, high-powered marine engine built on a production line basis for the luxury performance pleasure craft industry. Torque Engineering was a development stage company through September 30, 2000, which has devoted most of its efforts toward establishing its planned transition from an inoperative oil and gas company to a manufacturer of a lightweight, high-powered marine engine built on a production line basis for the luxury performance pleasure boat industry. During the year ended December 31, 2000, we became an operating company. For the year ended December 31, 2001 Torque Engineering had a net loss $8,534,825. We had negative cash flows used in operating activities of $1,126,718 and an accumulated deficit of $12,623,761 for the year ended December 31, 2001. These conditions raise substantial doubt about our ability to continue as a going concern. Torque Engineering's financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Torque Engineering's ability to continue as a going concern is dependent upon management's ability to increase sales of the Torque V-12 engines and to obtain adequate levels of additional financing. Management believes that its current efforts will provide for Torque Engineering to continue as a going concern. We cannot assure you, however, that we will be successful.

RESULTS OF OPERATIONS

      SALES

      We had sales, net of $295,715 for the year ended December 31, 2001 compared to sales, net of $718,801 for the year ended December 31, 2000, a decrease of 58.9%. This decrease is substantially attributable to our sale of 3 Torque V-12 engines for the year ended December 31, 2001, as compared to our sale of six Torque V-12 engines in the same period in 2000.

      COST OF SALES

      We had cost of sales of $1,482,593 for the year ended December 31, 2001, as compared to $1,607,494 for the year ended December 31, 2000, a decrease of 7.8%. This decrease is primarily attributable to reduced operating levels, as well as a reduction in materials, labor and overhead.

      OPERATING EXPENSES

      We had operating expenses of $7,076,205 for the year ended December 31, 2001, as compared to $1,863,434 for the year ended December 31, 2000, an increase of 279.7%. This increase in our operating expenses for the year ended December 31, 2001 is primarily attributable to a loss on impairment of fixed assets in the amount of $4,764,258 and an increase in consulting and professional fees.

      NET LOSS

      We had a net loss from operations and before extraordinary items of $8,534,825 for the year ended December 31, 2001, as compared to $2,752,608 for the year ended December 31, 2000, an increase of 210.1%. This is primarily attributable to a loss on impairment of fixed assets in the amount of $4,764,259 taken in the year ended December 31, 2001, decreased sales, an increase in consulting and professional fees, physical inventory loss, and financing costs associated with our accounts receivable factoring arrangement.

      We had depreciation expense of $1,124,641 for the year ended December 31, 2001, as compared to $1,118,079 for the year ended December 31, 2000 in connection with property acquired as part of Torque Engineering's acquisition of IPSL and used in connection with the Company's production-line manufacture of the Torque V-12 engines.

      MARKETABLE SECURITIES

      We had net unrealized gain on marketable securities of $2,426 for the year ended December 31, 2001, as compared to an unrealized loss on marketable securities of $30,932 for the year ended December 31, 2000.

      LIQUIDITY AND CAPITAL RESOURCES

      Management anticipates that the capital requirements to conduct Torque Engineering's business plan will be significant and we cannot assure you that we will be able to obtain those funds or obtain the required capital on terms favorable to us. We anticipate that we will require additional capital to implement our business plan. We plan to obtain such capital through the sale of additional securities, financing from third parties, and funds generated from the sale of the Torque V-12 engine. Management further anticipates that any funds obtained will be used for working capital, administrative expenses, and research and development of the Torque V-12 engine for other potential uses in the marine industry, as well as other industries. If we are unable to sell additional securities, obtain financing from third parties, or if our funds from ongoing operations are insufficient, it is unlikely that we will continue as a going concern.

      As discussed in Note 3 to our 2001 financial statements, on May 2, 2001, we entered into an accounts receivable financing agreement. Amounts received were utilized for inventory and working capital.

      As discussed in Note 9 to our 2001 financial statements, on November 14, 2001, we sold $300,000 of 6% Convertible Subordinated Debentures, due November 13, 2006 to Cornell Capital Partners, L.P. After expenses, we received approximately $220,000 from such offering. We intend to use the proceeds of the offering for working capital purposes and to pay certain administrative expenses.

      As discussed in Note 10 to our 2001 financial statements, on November 9, 2001, we entered into an equity line of credit agreement pursuant to which we may sell shares of our common stock to an investor for a purchase price of up to $5,000,000. For each share of common stock purchased under the equity line of credit, the investor will pay 91% of the average of the 2 lowest closing bid prices on which our common stock is traded during the 5 days immediately following the notice date. Unless waived by the investor, the amount of each advance is subject to a monthly maximum amount of $208,333.33. As of April 15, 2002, we have received $50,000 in gross proceeds ($42,000 in net proceeds) and issued 806,452 shares of common stock pursuant to the agreement. We used these funds for working capital and we anticipate using any additional funds that we receive pursuant to the equity line of credit to be used for working capital and to implement our business plan. If the equity line of credit agreement does not provide sufficient capital resources, or if our funds from our ongoing operations do not increase, it is unlikely we will continue as a going concern.

      CASH FLOWS

      A total of $1,126,718 and $1,468,442 was used for operating activities for the year ended December 31, 2001 and 2000, respectively. The decrease in cash used in operating activities was primarily attributable to stock issued for services and a decrease in operating assets. The cash used in operating activities  was  primarily  expended  on  costs  and  expenses  related  to  the production-line manufacturing of the Torque V-12 engines, administrative expenses, and research and development of the Torque V-12 engine for other potential uses in the marine industry, as well as other industries. For the year ended December 31,2001, Torque Engineering raised net cash of $300,000 from private placements of its common stock, $220,000 from a convertible debenture, $219,586 from factoring receivables, and $115,000 from a note payable. In addition, 2 stockholders, both of whom are officers and directors, provided operating funds in the amount of $76,500. The proceeds from these activities were used for working capital, administrative expenses, and research and development of the Torque V-12 engine for other potential uses. For the year ended December 31, 2000, Torque Engineering raised net cash of $913,000 from private placements of our common stock. Of the net cash raised from private placements during the year ended December 31, 2000, $900,000 was raised from a director and significant shareholder. In addition, 2 stockholders, one of whom is also an officer and director, provided operating funds in the amount of $60,000. The proceeds from these private placements and from these stockholders were used for working capital.

      Torque Engineering believes it does not have sufficient cash to continue operations and to manufacture the Torque V-12 on a production-line basis to generate revenues for the next twelve months. However, Torque Engineering intends to seek other sources of capital to continue operations and to increase sales and revenues. Management is continuing to evaluate the company's projected capital needs for the future development and manufacture of Torque V-12 engines.

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

ITEM 7.  FINANCIAL STATEMENTS

      The independent auditors' report and the financial statements listed on the accompanying index at page F-1 of this report are filed as part of this report and incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         (a) Directors and Executive Officers. The names and ages of the directors and executive officers of Torque Engineering, as of April 15, 2001, are as follows:

Name                     Age        Position
---------------------   ----        --------------------------------------------
Raymond B. Wedel, Jr.    60         President and Director

Richard D. Wedel         54         Chairman, Chief Executive Officer and
                                    Director

I. Paul Arcuri           47         Vice President, Chief Financial Officer and
                                    Director

      Each director serves until the next annual meeting of shareholders or until his successor is elected and qualified.

      The following sets forth information concerning the principal occupations and business experience of the current officers and directors of Torque
Engineering:


Raymond B. Wedel, Jr.
---------------------

      Raymond B. Wedel, Jr. has been the President, and Chief Operating Officer of Torque Engineering since 1999. From 1992 until 1997, Mr. Wedel was the President of Torque Engineering, a business of Glaval Corporation, which is the predecessor to the current Torque Engineering. At the time of acquisition, Quintessence obtained the right to continue business under the old name. From 1986 until 1992, Mr. Wedel was Vice-President of Lightning Performance Products, also a predecessor to Torque Engineering. Mr. Wedel has an extensive background in the marine industry going back to the 1970's. During 1997-1998, Mr. Wedel served as the Chief Operational Officer of Sonic Jet Performance, Inc. a manufacturer of personal water-craft, recreational, and fire-rescue boats, with factories in California, Florida and China. Mr. Wedel has a Bachelor of Science Degree in Business Administration from the University of Evansville in Indiana.


Richard D. Wedel
----------------

      Mr. Richard D. Wedel has been the Chief Executive Officer and Chairman of the Board of Directors of Torque Engineering since 1999. Mr. Wedel is a financial consultant and since 1998, has been President of Wedel Consultants, a firm involved in mergers and acquisitions. Since 1999, Mr. Wedel has been the Chairman of the Board of Integrated Homes, Inc., (INHI), a publicly traded company. Integrated Homes is a provider of bundled voice and data communication systems and services for planned development communities. From 1997 through 1998, Mr. Wedel was Chief Operating Officer and a Director of Horizontal Ventures, Inc. From 1982 through 1997, Mr. Wedel was President and a Director of Petro Union Inc., an energy resource exploration and production company, which merged with Horizontal Ventures, Inc. Mr. Wedel is a past Chairman of the American Petroleum Institute Eastern U.S. Advisory Board. Mr. Wedel has a degree in Business Administration from the University of Evansville.


I. Paul Arcuri
--------------

      Mr. I. Paul Arcuri was elected to Torque Engineering's Board of Directors in December 1999. Mr. Arcuri has served as President and Financial Principal of the Carney Group, Inc., an investment banking firm, member of N.A.S.D. since 1985. Mr. Arcuri has been a registered broker since 1978 and was an investment advisor registered with the Securities Exchange Commission. Mr. Arcuri has extensive background in financial management involving cash flow, cost and budgeting analysis with an emphasis on operations management. Mr. Arcuri was a Director and Chairman of Gibraltar Savings and Loan Association from 1987 through 1992. Mr. Arcuri has a Bachelor of Arts in Accounting from St. Thomas University/Biscayne College in Miami, Florida.

Family Relationship:
--------------------

      Raymond B. Wedel, Jr. and Richard D. Wedel are brothers.


Section 16(a) Beneficial Reporting Compliance
---------------------------------------------

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

      Based upon information provided to Torque Engineering by its directors, executive officers and persons holding more than 10% of Torque Engineering's common stock, Torque Engineering is not aware of any failures to comply with reporting requirements of Section 16(a) of the Securities Act of 1934.


ITEM 10.  EXECUTIVE COMPENSATION

      The following table summarizes the total compensation Torque Engineering awarded or paid to Torque Engineering's Chief Executive Officer for the year ended December 31, 2001. The current Chief Executive Officer was not employed by Torque Engineering prior to March 1999. In addition, no other executive officer of Torque Engineering had a total annual salary and bonus in excess of $100,000 for 2001.

                           SUMMARY COMPENSATION TABLE
                                                                   Long Term
                                  Annual Compensation            Compensation
           Name and          ---------------------------         -------------      All Other
      Principal Position     Year   Salary ($)  Bonus($)           Options (#)    Compensation ($)
--------------------------   ----   ---------   --------           -----------    ----------------
Richard D. Wedel,            2001    50,000        -0-             10,000(1)           -0-
Chief Executive Officer      2000    50,000        -0-             10,000(1)           -0-
                             1999    50,000        -0-             10,000(1)           -0-

_____________________

(1)  In 1999,  2000 and 2001,  Mr.  Wedel  received  options to purchase  10,000 shares of Torque Engineering common stock in connection with his service as a member of the Board of Directors.  All of these options were  immediately vested when granted and are exercisable for a period of five years from the grant date.

                             2001 OPTION/SAR GRANTS

                               Number of
                              Securities          Percent of Total
                              Underlying           Options/SAR's
                              Options/SAR's         Granted to             Exercise or
                               Granted              Employees               Base Price           Expiration
            Name                 (#)              in Fiscal Year          ($ Per Share)             Date
-----------------------      --------------       ----------------        -------------          -----------
Richard D. Wedel               10,000                 33.33%                  $3.25            November 12, 2011
Raymond B. Wedel, Jr.          10,000                 33.33%                  $3.25            November 12, 2011
I. Paul Arcuri                 10,000                 33.33%                  $3.25            November 12, 2011

                               AGGREGATED OPTION/SAR EXERCISES
                IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS/SAR VALUES(1)
                                                                                           Value of
                                                                                         Unexercised
                                                                                         In-The-Money
                           Shares                       Number of Unexercised           Options/SAR's
                          Acquired       Value              Options/SAR's               at FY-End ($)
                         on Exercise   Realized             at FY-End (#)                Exercisable/
         Name                (#)          ($)         Exercisable/Unexercisable         Unexercisable
-----------------------  -----------   --------       --------------------------        -------------
Richard D. Wedel             --           --          Exercisable:        30,000            -0-(2)
                                                      Unexercisable:           0            -0-
Raymond B. Wedel, Jr.        --           --          Exercisable:        30,000            -0-(2)
                                                      Unexercisable:           0            -0-
I. Paul Arcuri               --           --          Exercisable:        86,666            -0-(2)
                                                      Unexercisable:      33,334            -0-(2)

(1) These grants represent options to purchase common stock. No SAR's have been granted.

(2) The exercise price for the options exceeded the closing bid quotation for Torque Engineering common stock on the OTC Bulletin Board as of December 31, 2000.

      Other than the options to purchase 10,000 shares of Torque Engineering common stock at an exercise price of $3.25 per share granted to Torque Engineering's five directors in 2001, directors did not receive compensation for their services in 2001.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information regarding beneficial ownership as of April 15, 2002 of Torque Engineering common stock by any person who Torque Engineering knows to be the beneficial owner of more than five percent of Torque Engineering's voting securities, and by each Torque Engineering director and executive officer and by the directors and executive officers of Torque Engineering as a group. As of April 15, 2002 there were 12,748,965 shares of common stock issued and outstanding.

      All beneficial owners listed below have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

                                BENEFICIAL OWNERS
--------------------------------------------------------------------------------------------------
                                              TITLE OF
                                              CLASS            SHARES           PERCENT OF CLASS
------------------------------------          ------------     ------------     ------------------
Officers and Directors
------------------------------------
Raymond B. Wedel, Jr.                         Common Stock     1,621,702(1)          12.7%
1415 Meadow Lane
Elkhart, IN   46514

Richard D. Wedel                              Common Stock     1,493,334(2)          11.7%
3900 Woodcastle
Evansville, IN 47711

I. Paul Arcuri                                Common Stock     186,666(3)             1.5%
c/o Torque Engineering Corporation
2432 Thorne Drive
Elkhart, IN 46674

All officers and directors as a group         Common Stock     3,301,702(4)          25.5%
(3 persons)

------------------------------------
Other Beneficial Owners
------------------------------------

Michel Attias                                 Common Stock     1,303,134             10.2%
4 Riviera Avenue
Costa De Caza, CA   92679

Clement Lange                                 Common Stock     1,234,629              9.7%
4481 W. Holland Road, East
Huntingburg, IN 47532

----------------

(1)  Excludes  740,000  shares owned by Mr. Wedel's  brother,  Richard D. Wedel.
     Includes 316,668 shares owned by Raymond B. Wedel, Jr.'s wife. Mr. Wedel disclaims beneficial ownership of such shares. Excludes an aggregate of 633,332 shares owned by Mr. Wedel's adult children who do not live with him. Also includes 30,000 shares Mr. Wedel is entitled to acquire within 60 days of April 15, 2002 pursuant to options granted to him as a member of the board of directors. Excludes 10,000 shares owned by Wanda Pride and 10,000 shares owned by Blanche Wedel. Ms. Pride and Ms. Wedel are Mr. Wedel's sisters. Mr. Wedel disclaims beneficial ownership of such shares.


(2) Includes 400,000 shares owned by Richard D. Wedel's wife. Mr. Wedel disclaims beneficial ownership of such shares. Includes 400,000 shares owned by Mr. Wedel's minor son who lives with him. Also includes 30,000 shares Mr. Wedel is entitled to acquire within 60 days of April 15, 2002 pursuant to options granted to him as a member of the board of directors. Excludes 10,000 shares owned by Wanda Pride and 10,000 shares owned by Blanche Wedel. Ms. Pride and Ms. Wedel are Mr. Wedel's sisters. Mr. Wedel disclaims beneficial ownership of such shares.


(3) Includes 66,666 shares vested under an option to purchase 100,000 shares granted to Mr. Arcuri as Vice-President and Chief Financial Officer. Also includes 20,000 shares Mr. Arcuri is entitled to acquire within 60 days of April 15, 2002 pursuant to an option granted to him as a member of the board of directors


(4) Includes options to acquire 180,000 shares of Torque's common stock exercisable within 60 days of April 15, 2002.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

      In June 2000, Torque Engineering sold 266,667 shares of common stock to Clement Lange, a former member of the board of directors, at a price of $1.50 per share for a total purchase price of $400,000. In November 2000, Clement Lange purchased an additional 307,692 shares of common stock at a per share price of $1.625, for a total price of $500,000.

      During September, October and December 2000, Torque Engineering received a total of $60,000 in operating funds from two of its stockholders, Richard D. Wedel and Michel Attias. Mr. Wedel is an officer and director of Torque Engineering. In addition, $11,656 of reimbursable expenses were owed to Richard
D. Wedel as of December 31, 2000. Those loans were converted to non-interest bearing promissory notes due June 30, 2001. Torque Engineering is currently in default on these promissory notes.

      During February 2001, Clement Lange, a former member of the board of directors, acquired 250,000 shares of common stock from Richard D. Wedel, Raymond Wedel and Michel Attias in exchange for $250,000. In addition, Torque Engineering issued to Richard D. Wedel, Raymond D. Wedel and Michel Attias 125,000 shares of common stock at a price of $2.00 per share for a total purchase price of $250,000. Richard Wedel and Raymond Wedel are officers and directors of Torque Engineering.

      During March 2001, Torque Engineering received a total of $46,500 in operating funds from one of its stockholders, Richard D. Wedel. Mr. Wedel is an officer and director of Torque Engineering. Those loans were converted to non-interest bearing promissory notes due June 30, 2001. Torque Engineering is currently in default on these promissory notes.

      During May 2001, Torque Engineering received a total of $115,000 in operating funds from Patriot Manufacturing Corp. Michael Attias, a beneficial owner of more than 5% of Torque Engineering's common stock is an officer of Patriot Manufacturing Corp. Those loans were converted to non-interest bearing promissory notes due August 31, 2001.

      During December 2001, Torque Engineering received a total of $30,000 in operating funds from two of its stockholders, Richard D. Wedel and Raymond B. Wedel Jr. Richard D. Wedel and Raymond B. Wedel Jr. are officers and directors of Torque Engineering. Those loans were converted to non-interest bearing promissory notes due March 30, 2002.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are furnished as part of this report:

Exhibit No.       Description                                Location
------------      -----------------------------------------  --------------------------------------
2.1               Form of Agreement and Plan of Merger by    Incorporated by reference to Exhibit A
                  and among Quintessence Oil Company and     to the Registrant's Definitive Proxy
                  Torque                                     Statement file don September 24, 1999

2.2               Plan and Agreement of Reorganization       Incorporated by reference to Exhibit
                  dated May 21, 1999 between IPSL, Inc.      2.2 to the Registrant's Annual Report
                  and Quintessence Oil Company               on Form 10-KSB filed on May 25, 2000

2.3               Bill of Sale between IPSL, Inc. and        Incorporated by reference to Exhibit
                  Torque                                     2.3 to the Registrant's Annual Report
                                                             on Form 10-KSB filed on May 25, 2000

3.1               Articles of Incorporation of               Incorporated by reference to Exhibit
                  Quintessence Oil Company                   3.1 to the Registrant's Form 10 filed
                                                             on December 3, 1996

3.2               Certificate of Incorporation of Torque     Incorporated by reference to Exhibit B
                                                             to the Registrant's Definitive Proxy
                                                             Statement filed on September 24, 1999

3.3               Bylaws of Quintessence Oil Company         Incorporated by reference to Exhibit
                                                             3.2 of the Registrant's Registration
                                                             Statement on Form 10 filed on December
                                                             3, 1996

Exhibit No.       Description                                Location
------------      -----------------------------------------  --------------------------------------

3.4               Bylaws of Torque                           Incorporated by reference to Exhibit C
                                                             of the Registrant's Definitive Proxy
                                                             Statement filed on September 24, 1999

10.1              Lease Rental Agreement dated October 6,    Incorporated by reference to Exhibit
                  1999 between Quintessence Oil Company      10.1 of the Registrant's Amended Annual
                  and CNC Associates (Lease No. 99870001)    Report on Form 10-KSB/A filed on August
                                                             10, 2000

10.2              Lease Rental Agreement dated October 6,    Incorporated by reference to Exhibit
                  1999 between Quintessence Oil Company      10.2 of the Registrant's Amended Annual
                  and CNC Associates (Lease No. 9987002)     Report on Form 10-KSB/A filed on August
                                                             10, 2000

10.3              Lease Rental Agreement dated October 6,    Incorporated by reference to Exhibit
                  1999 between Quintessence Oil Company      10.3 of the Registrant's Amended Annual
                  and CNC Associates (Lease NO. 99870003)    Report on Form 10-KSB/A filed on August
                                                             10, 2000

10.4              Lease Rental Agreement dated October 6,    Incorporated by reference to Exhibit
                  1999 between Quintessence Oil Company      10.4 of the Registrant's Amended Annual
                  and CNC Associates (Lease No. 99870003)    Report on Form 10-KSB/A filed on August
                                                             10, 2000

10.5              Real Estate Lease dated April 29, 1999     Incorporated by reference to Exhibit
                  by and between Richard W. Strefling        10.5 of the Registrant's Annual Report
                  Industries, Inc. and Quintessence Oil      on Form 10-KSB filed on May 25, 2000
                  Company

10.6              Torque 1999 Stock Option Plan              Incorporated by reference to Exhibit E
                                                             to the Registrant's Definitive Proxy
                                                             Statement filed on September 24, 1999

10.7              Corporate Note dated September 28, 2000    Incorporated by reference to Exhibit
                  to Richard D. Wedel                        10.7 of the Registrant's Annual Report
                                                             on Form 10-KSB filed on March 29, 2001

10.8              Corporate Note dated October 4, 2000 to    Incorporated by reference to Exhibit
                  Richard D. Wedel                           10.8 of the Registrant's Annual Report
                                                             on Form 10-KSB filed on March 29, 2001

10.9              Corporate Note dated October 12, 2000 to   Incorporated by reference to Exhibit
                  Michael Attias                             10.9 of the Registrant's Annual Report
                                                             on Form 10-KSB filed on March 29, 2001

10.10             Corporate Note dated December 31, 2000     Incorporated by reference to Exhibit
                  to Richard D. Wedel                        10.11 of the Registrant's Annual Report
                                                             on Form 10-KSB filed on March 29, 2001

10.12             Account Purchase Agreement dated May 2,    Incorporated by reference to Exhibit
                  2001 between Torque and Crown Financial,   10.1 to the Registrant's Quarterly
                  L.L.C.                                     Report on Form 10-QSB filed on August
                                                             17, 2001

10.13             Securities Purchase Agreement dated as     Incorporated by reference to Exhibit
                  of October 28, 2001 between Torque and     10.13 to the Registrant's Registration
                  Cornell Capital Partners, LP               Statement on Form 10-SB-2 filed on
                                                             December 17, 2001

10.14             Investor Registration Rights Agreement     Incorporated by reference to Exhibit
                  dated as of October 28, 2001 between       10.14 to the Registrant's Registration
                  Torque and Cornell Capital Partners, LP    Statement on Form 10-SB-2 filed on
                                                             December 17, 2001

10.15             Escrow Agreement dated as of October 28,   Incorporated by reference to Exhibit
                  2001 among Torque, Yorkville Advisors      10.15 to the Registrant's Registration
                  Management, LLC and First Union National   Statement on Form 10-SB-2 filed on
                  Bank                                       December 17, 2001


Exhibit No.       Description                                Location
------------      -----------------------------------------  --------------------------------------

10.16             Transfer Agent Instructions dated as of    Incorporated by reference to Exhibit
                  October 28, 2001 among Torque, Cornell     10.16 to the Registrant's Registration
                  Capital Partners, LP and Computer Share    Statement on Form 10-SB-2 filed on
                  Trust Company, Inc.                        December 17, 2001

10.17             Equity Line of Credit Agreement dated      Incorporated by reference to Exhibit
                  November 14, 2001 between Torque and       10.17 to the Registrant's Registration
                  Cornell Capital Partners, LP               Statement on Form 10-SB-2 filed on
                                                             December 17, 2001

10.18             Registration Rights Agreement dated        Incorporated by reference to Exhibit
                  November 14, 2001 between Torque and       10.18 to the Registrant's Registration
                  Cornell Capital Partners, LP               Statement on Form 10-SB-2 filed on
                                                             December 17, 2001

10.19             Escrow Agreement dated November 14, 2001   Incorporated by reference to Exhibit
                  among Torque, Cornell Partners, LP and     10.19 to the Registrant's Registration
                  First Union National Bank                  Statement on Form 10-SB-2 filed on
                                                             December 17, 2001

10.20             Placement Agent Agreement dated November   Incorporated by reference to Exhibit
                  14, 2001 between Torque and Westport       10.20 to the Registrant's Registration
                  Partners, Ltd.                             Statement on Form 10-SB-2 filed on
                                                             December 17, 2001

99.1              IPSL, Inc. Financial Statements as of      Incorporated by reference to Exhibit
                  May 28, 1999                               99.1 to the Registrant's Annual Report
                                                             on Form 10-KSB filed on May 25, 2000

      (b)      Reports on Form 8-K.

               None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    April 25, 2002                   TORQUE ENGINEERING CORPORATION

                                          By:/s/ Raymond B. Wedel, Jr.
                                             -----------------------------------
                                             Raymond B. Wedel, Jr., President


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Raymond B. Wedel, Jr.
---------------------------------------------        Date: April 25, 2002
Raymond B. Wedel, Jr.
President and Director

/s/ Richard D. Wedel
---------------------------------------------        Date: April 25, 2002
Richard D. Wedel
Chairman, Chief Executive Officer
and Director

/s/ Paul Arcuri
---------------------------------------------        Date: April 25, 2002
I. Paul Arcuri
Vice President, Chief Financial Officer and
Director

                         TORQUE ENGINEERING CORPORATION
                                 AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY

                                    CONTENTS

PAGE   F-2     INDEPENDENT AUDITORS' REPORT

PAGE   F-3     CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2001 AND 2000

PAGE   F-4     CONSOLIDATED  STATEMENTS OF OPERATIONS AND  COMPREHENSIVE  LOSS
               FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

PAGES  F-5     CONSOLIDATED  STATEMENTS OF  STOCKHOLDERS'  EQUITY FOR THE YEARS
               ENDED DECEMBER 31, 2001 AND 2000

PAGES  F-6     CONSOLIDATED  STATEMENTS  OF CASH FLOWS FOR THE YEARS ENDED
               DECEMBER  31, 2001 AND 2000

PAGES  F-8     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of:
  Torque Engineering Corporation

We have audited the accompanying consolidated balance sheets of Torque Engineering Corporation and Subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Torque Engineering Corporation and Subsidiary as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 18, the Company has a loss from current operations of $8,534,825, a negative cash flow from operating activities of $1,126,718 and a working capital deficiency of $725,507. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 18. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEINBERG & COMPANY, P.A.


Boca Raton, Florida
April 9, 2002

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000


                                                   ASSETS
                                                                         2001                   2000
                                                                   ------------------     ------------------
CURRENT ASSETS
 Cash                                                           $            12,757    $           160,113
 Marketable securities                                                        3,639                  1,213
 Accounts receivable, net                                                   156,104                311,159
 Inventories                                                                348,752                789,135
 Prepaid expenses                                                            22,448                 50,008
 Advances to suppliers                                                       73,094                109,180
                                                                   ------------------     ------------------
       Total Current Assets                                                 616,794              1,420,808

PROPERTY & EQUIPMENT - NET                                                3,573,112              9,451,698
                                                                   ------------------     ------------------

TOTAL ASSETS                                                    $         4,189,906    $        10,872,506
                                                                   ==================     ==================

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable and accrued liabilities                       $           642,180    $           341,069
 Due to factor                                                              219,586                   -
 Obligations under capital leases - current portion                         217,379                127,278
 Notes payable - officers                                                   148,156                 71,656
 Note payable                                                               115,000                   -
                                                                   ------------------     ------------------
       Total Current Liabilities                                          1,342,301                540,003
                                                                   ------------------     ------------------

LONG-TERM LIABILITIES
 Obligations under capital leases                                           342,851                454,363
 Convertible debentures                                                     280,000                   -
                                                                   ------------------     ------------------
     Total Long-Term Liabilities                                            622,851                   -
                                                                   ------------------     ------------------

TOTAL LIABILITIES                                                         1,965,152                994,366
                                                                   ------------------     ------------------

STOCKHOLDERS' EQUITY
 Common stock, $.00001 par value, 50,000,000 shares
  authorized, 9,597,112 and 8,411,299 shares issued,
  respectively                                                                   96                     84
 Common stock to be issued, 121,942 shares                                        1                   -
 Additional paid in capital                                              15,202,320             14,243,709
 Accumulated deficit                                                    (12,623,761)            (4,088,936)
 Accumulated other comprehensive loss                                      (208,637)              (211,063)
                                                                   ------------------     ------------------
                                                                          2,370,019              9,943,794
 Less Treasury Stock at cost (6,750 Shares)                                 (56,970)               (56,970)
 Less Deferred compensation expense                                         (88,295)                (8,684)
                                                                   ------------------     ------------------
       Total Stockholders' Equity                                         2,224,754              9,878,140
                                                                   ------------------     ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $         4,189,906    $        10,872,506
                                                                   ==================     ==================

                        See accompanying notes to consolidated financial statements.

                              TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                             FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                       2001                  2000
                                                                 -----------------     -----------------
SALES, NET                                                    $          295,715    $          718,801

COST OF SALES                                                          1,482,593             1,607,494
                                                                 -----------------     -----------------

GROSS LOSS                                                            (1,186,878)             (888,693)
                                                                 -----------------     -----------------

OPERATING EXPENSES
 Loss on impairment of property and equipment                          4,764,259                  -
 Depreciation                                                          1,124,641             1,118,079
 Consulting                                                              442,637                  -
 Professional fees                                                       209,884               116,498
 Officer compensation                                                    141,230               155,655
 Other selling, general and administrative                               154,109               112,664
 Rent                                                                    120,000               120,000
 Payroll and other compensation                                          119,445               240,538
                                                                 -----------------     -----------------
      Total Operating Expenses                                         7,076,205             1,863,434
                                                                 -----------------     -----------------

LOSS FROM OPERATIONS                                                  (8,263,083)           (2,752,127)
                                                                 -----------------     -----------------

OTHER INCOME (EXPENSE)
 Interest expense                                                       (157,032)              (40,130)
 Factoring expenses                                                     (116,813)                 -
 Other expense - net                                                      (2,452)                 -
 Other income                                                              4,176                   427
 Interest income                                                             379                10,514
                                                                 -----------------     -----------------
      Total Other Income (Expense)                                      (271,742)              (29,189)
                                                                 -----------------     -----------------

NET LOSS BEFORE EXTRAORDINARY ITEM                                    (8,534,825)           (2,781,316)

EXTRAORDINARY ITEM
    Gain on extinguishment of debt                                          -                   28,708
                                                                 -----------------     -----------------

NET LOSS                                                              (8,534,825)           (2,752,608)

OTHER COMPREHENSIVE INCOME (LOSS)
    Unrealized gain (loss) on marketable
      securities - net                                                     2,426               (30,932)
                                                                 -----------------     -----------------

COMPREHENSIVE LOSS                                            $       (8,532,399)   $       (2,783,540)
                                                                 =================     =================

Loss per share before extraordinary gain                      $             (.97)   $            (.347)
extraordinary gain                                                          -                     .004
                                                                 -----------------     -----------------

Net loss per share - basic and diluted                        $             (.97)   $            (.343)
                                                                 =================     =================

Weighted average number of shares outstanding
   during the period -basic and diluted                                 8,764,579             8,012,677
                                                                 =================     =================


                      See accompanying notes to consolidated financial statements.

                                            TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            FOR THE YEAR ENDED DECEMBER 31, 2001 AND 2000


                                          Common Stock To                             Accumulated
                         Common Stock        Be Issued      Additional                   Other                   Deferred
                        ---------------   ---------------    Paid-in    Accumulated   Comprehensive  Treasury  Compensation
                        Shares   Amount   Shares   Amount    Capital      Deficit         Loss         Stock     Expense      Totals
                        ------   ------   ------   ------    -------      -------         ----         -----     -------      ------
Balance December 31,
 1999                   7,832,940   $ 78      -     $  -  $13,330,715   $(1,336,328)  $(180,131)  $(56,970)  $(20,220)  $11,737,144

Stock issued for cash     578,359      6      -        -      912,994         -             -          -          -         913,000

Deferred compensation
 expensed                   -         -       -        -         -            -             -          -       11,536        11,536

Unrealized loss on
 available-for-sale
 securities                 -         -       -        -         -            -         (30,932)       -          -         (30,932)

Net Loss, 2000              -         -       -        -         -       (2,752,608)        -          -          -      (2,752,608)
                        ---------- ------ ------- ------- ------------ ------------- ------------ ---------- ---------- -----------

Balance, December 31,
 2000                   8,411,299     84      -        -   14,243,709    (4,088,936)   (211,063)   (56,970)    (8,684)    9,878,140

Stock issued for cash     325,000      3      -        -      299,997         -             -          -          -         300,000

Stock issued for
 services                 860,813      9      -        -      493,150         -             -          -       (8,572)      484,587

Stock to be issued for
 services                   -         -     50,000     -       25,500         -             -          -      (23,375)        2,125

Grant of stock options
 for services               -         -       -        -       51,997         -             -          -      (47,664)        4,333

Stock to be issued for
 debt conversion            -         -     71,942     1       19,999         -             -          -          -          20,000

Unrealized gain on
 available-for-sale
 securities                 -         -       -        -         -            -           2,426        -          -           2,426

Beneficial conversion
  feature of convertible
  debentures                -         -       -        -       67,968         -             -          -          -          67,968

Net Loss, 2001              -         -                          -       (8,534,825)        -          -          -      (8,534,825)
                        ---------- ------ ------- ------- ------------ ------------- ------------ ---------- ---------- -----------
 BALANCE,
 DECEMBER 31, 2001      9,597,112  $  96   121,942  $  1   15,202,320  $(12,623,761)  $(208,637)  $(56,970)  $(88,295)   $2,224,754
                        ========== ====== ======= ======= ============ ============= ============ ========== ========== ===========

                                    See accompanying notes to consolidated financial statements.

                                 TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                              2001                  2000
                                                                      -------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                              $   (8,534,825)       $     (2,752,608)
 Adjustments to reconcile net loss to net
    cash used in operating activities:
  Depreciation                                                              1,124,641               1,118,079
  Loss on impairment of property and equipment                              4,764,259                    -
  Beneficial conversion feature of convertible debentures                      67,968                    -
  Compensation expense incurred in exchange for stock options                   4,333                  11,536
  Provision for bad debts                                                       6,571                    -
  Stock issued for services                                                   486,711                    -
  Gain on extinguishment of debt                                                 -                    (28,708)
 Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                       148,484                (308,870)
    Prepaid expenses                                                           27,560                 (45,240)
    Advances to suppliers                                                      36,086                (109,180)
    Inventories                                                               440,383                 375,875
    Accounts payable and accrued liabilities                                  301,111                 270,674
                                                                         --------------     -------------------
        Net Cash Used In Operating Activities                              (1,126,718)             (1,468,442)
                                                                         --------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                           (10,315)               (103,607)
                                                                         --------------     -------------------
        Net Cash Used In Investing Activities                                 (10,315)               (103,607)
                                                                         --------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                       300,000                 913,000
 Principal repayments on capital lease obligations                            (21,409)                (38,857)
 Due to factor                                                                219,586                    -
 Proceeds from notes payable - officers                                        76,500                  60,000
 Proceeds from note payable                                                   115,000                    -
 Proceeds from convertible debenture                                          300,000                    -
                                                                         --------------     -------------------
        Net Cash Provided By Financing Activities                             989,677                 934,143
                                                                         --------------     -------------------

NET DECREASE IN CASH                                                         (147,356)               (637,906)

CASH AT BEGINNING OF YEAR                                                     160,113                 798,019
                                                                         --------------     -------------------

CASH AT END OF YEAR                                                    $       12,757    $            160,113
                                                                         ==============     ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest                                                 $      122,787    $              4,278
                                                                         ==============     ===================

                         See accompanying notes to consolidated financial statements.

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During 2001, the Company recorded 71,942 shares of common stock to be issued under the terms of the convertible debenture agreement to convert $20,000 of principal (See Notes 9 and 19(B)).

During 2000, the Company acquired equipment totaling $12,125 under capital lease obligations.

During 2000, the Company converted accounts payable with a shareholder to a related party note payable in the amount of $11,656.





















          See accompanying notes to consolidated financial statements.

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000


NOTE 1     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION


         (A) ORGANIZATION

         The Company designs and manufactures high performance offshore marine engines.

         The Company was in the development stage through December 31, 1999. The year ended December 31, 2000 was the first year during which it was considered an operating company.


         (B) PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.


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

         The Company maintains its cash in bank accounts, which, at times, exceed federally insured limits. The Company has not experienced any losses in such accounts as of December 31, 2001.


         (E) MARKETABLE SECURITIES

         The Company invests in various marketable equity instruments. The Company accounts for such investments in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") (See Notes 1(M) and 2)).

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


         (F) INVENTORY

         Inventories  are stated at the lower of cost  (first-in,  first-out) or
         net   realizable    value,    and   consists   of   purchased    parts,
         engines-in-process and completed engines (See Note 6).

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000


         (G) PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost and depreciated using the straight-line method over the estimated economic useful lives of 3 to 8 years. Expenditures for maintenance and repairs are charged to expense as incurred. Major improvements are capitalized (See Note 7).


         (H) STOCK OPTIONS

         In accordance with Statement of Financial Accounting Standards No. 123, ("SFAS 123") the Company has elected to account for Stock Options issued to employees under Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25") and related interpretations. The Company accounts for stock options issued to non-employees under the fair value method of SFAS 123 (See Note 12(C)).


         (I) REVENUE RECOGNITION

         The Company recognizes revenue upon shipment of products.


         (J) ADVERTISING COSTS

         Advertising is charged to operations as incurred. For the years ended December 31, 2001 and 2000, the Company charged $95,376 and $74,461, respectively.


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


         (M) NEW ACCOUNTING PRONOUNCEMENTS

         The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards.

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000


         Statement No. 141, "Business Combinations" supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

         Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No. 142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

         SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

         Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

         The adoption of these pronouncements is not expected to have a material effect on the Company's financial position or results of operations.


         (N) LOSS PER SHARE

         Basic and diluted net loss per common share for the years ended December 31, 2001 and 2000 is computed based upon the weighted average common shares outstanding. Common stock equivalents have not been included in the computation of diluted loss per share since the effect would be anti-dilutive.


         (O) BUSINESS SEGMENTS

         The Company operates in one segment and therefore segment information is not presented.


         (P) FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts of the Company's accounts receivable, advances to suppliers, marketable securities, accounts payable and accrued liabilities, notes payable - officer, notes payable, and due to factor approximates fair value due to the relatively short period to maturity for these instruments.


         (Q) IMPAIRMENT OF LONG-LIVED ASSETS

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

         The Company evaluates the recoverability of long-lived assets not held for sale by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

         During the year ended December 31, 2001, the Company recognized an impairment loss of $4,764,259 (See Note 7(B)).


         (R) RECLASSIFICATIONS

         Certain  reclassifications  have been  made to the  December  31,  2000 financial statements to conform to the December 31, 2001 financial statement presentation.


NOTE 2     MARKETABLE SECURITIES

         The Company's marketable securities are classified as available-for-sale and are reported at fair value based upon the quoted market prices of those investments at December 31, with unrealized gains (losses) reported as other comprehensive income (loss) in a separate component of stockholders' equity until they are sold. Any realized gains or losses are included in net earnings (loss) at the time of sale (See Note 1(E)).

         The composition of marketable securities at December 31, 2001 is as follows:

                                             COST                FAIR VALUE
                                      -------------------     ------------------

       Common stock               $             212,276    $             3,639
                                      ===================     ==================


         There was no investment income or expense for the years ended December 31, 2001 and 2000.

         Unrealized gains (losses) included in other comprehensive loss for the years ended December 31, 2001 and 2000 consisted of the following:

                                             2001                   2000
                                      -------------------     ------------------

                                  $               2,426    $           (30,932)
                                      ===================     ==================

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000


NOTE 3     ACCOUNTS RECEIVABLE, CONCENTRATIONS AND FACTOR AGREEMENTS


         (A) ACCOUNTS RECEIVABLE

         Accounts receivable at December 31, 2001 and 2000 were as follows:

                                                      2001               2000
                                                 -------------       -----------

       Accounts receivable                     $     162,675      $     311,159

       Less: allowance for doubtful accounts          (6,571)              -
                                                 -------------       -----------

       Accounts receivable, net                $     156,104      $     311,159
                                                 =============       ===========


         In  March  2002,  the  Company  regained   possession  of  two  engines
         previously sold for $219,586 (See Note 3(C)). The engines were recovered in connection with ongoing litigation surrounding a factoring agreement (See Note 11(D)). At December 31, 2001, the portion of the original sale, in the amount $94,437, representing the gross margin, was recorded as a sales allowance and as a reduction in accounts receivable. The remaining $125,149 will be recorded as an increase in inventory in 2002 and a corresponding reduction of receivables upon receipt of the two engines (See Note 18(F)).


         (B) CONCENTRATIONS

         As of December 31, 2001 and 2000, approximately 98% and 98%, respectively, of accounts receivable were due from two customers. Sales during 2001 and 2000 primarily related to three engine sales and six engine sales, respectively, to the above customers.


         (C) FACTOR AGREEMENTS

         On May 2, 2001, the Company entered into an accounts receivable financing agreement with a factor. The receivables were transferred with recourse and subject to a provision that could require the Company to repurchase the receivables. Under the terms of the agreement, the factor advances 65% of the face value of the receivables sold by the Company. The Company is charged a variable percentage fee based upon the length of the collection period. After 180 days, if the customer's accounts receivable is not paid, the factor is entitled to keep and assess the remaining 35% holdback reserve as a fee for service. All of the Company's accounts receivable, equipment, furniture and fixtures are pledged as collateral under this agreement.

         For the year ended December 31, 2001 the Company has financed $219,586 in accounts receivable (See Note 3(A)). As of December 31, 2001, no collections had been made by the factor and the period in which all collections would be due had passed. As of the date of this report, the entire $219,586 remains unpaid and continues to accrue interest at 12%. Additionally, the account has been submitted for litigation (See Note 11(D)).


NOTE 4     PREPAID EXPENSES

         During 2001, prepaid expenses primarily included the cost of promotional and marketing services totaling $39,506. As of December 31, 2001, $19,753 had been charged to operations. The remaining $19,753 will be expensed in 2002.

         During 2000, prepaid expenses primarily included the value of a boat engine exchanged for promotional and marketing services for one year. The value of the engine exchanged was $64,759, and as of December 31, 2000, $16,190 had been charged to operations. During 2001, the remaining $48,569 was charged to operations. Due to the cost and fair value of the engine exchanged being equivalent to marketing services, no gain or loss was recognized on the exchange.


NOTE 5  ADVANCES TO SUPPLIERS

         The Company maintains deposits on account with various vendors. The Company, upon executing a purchase order with these vendors, is required to provide a deposit against which goods are shipped.


NOTE 6  INVENTORIES

         Inventories at December 31, 2001 and 2000 consisted of the following:

                                          2001                   2000
                                    ------------------     ------------------

       Parts                   $             258,459    $           376,532
       Engines in process                     51,549                184,405
       Completed engines                      38,744                228,198
                                    ------------------     ------------------
                               $             348,752    $           789,135
                                    ==================     ==================


         During 2001, management identified certain inventory that was no longer used in production and charged $129,896 to cost of goods sold to write-down these inventories to their net realizable values.

         During 2000, management specifically identified two engines that were no longer held for commercial sale and their carrying value, of $104,008, was charged to selling, general and other administrative expenses for the year ended December 31, 2000.


NOTE 7     PROPERTY AND EQUIPMENT

         (A) PROPERTY AND EQUIPMENT

         Property and equipment at December 31, 2001 and 2000 consisted of the following:

                                                      2001                   2000
                                                ------------------     ------------------
       Special tooling                     $           3,991,069    $         9,309,965
       Machinery and equipment                           498,398              1,155,278
       Equipment under capital leases                    276,985                646,307
       Vehicles                                            3,731                  8,706
       Computer equipment                                  5,854                 13,660
       Furniture and fixtures                             34,145                 79,673
                                                ------------------     ------------------
                                                       4,810,182             11,213,589
       Less: Accumulated depreciation                 (1,237,070)            (1,761,891)
                                                ------------------     ------------------

       Property and equipment - net        $           3,573,112    $         9,451,698
                                                ==================     ==================

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000


         (B) LOSS ON IMPAIRMENT

         During 2001, the property and equipment of the Company were deemed to be impaired and written down to their fair value. Fair value, which was determined by reference to the present value of the estimated future cash inflows of such assets, exceeded their carrying value by $4,764,259.


NOTE 8     NOTES PAYABLE

         (A) Note Payable - Officers

         (i) During 2000, the Company received $71,656 in operating funds from an officer. The unsecured note bears interest at 10% and the maturity date was June 30, 2001. As of December 31, 2001, the note was in default. According to the provisions of the note, the Company will accrue interest of $7,166. As of December 31, 2001, the entire $78,822 of principal and interest remain outstanding.

         (ii) During 2001, the Company received $46,500 in operating funds from an officer. The unsecured note bears interest at 10% and the maturity date was December 31, 2001. As of December 31, 2001, the note was in default. According to the provisions of the note, the Company will accrue interest $4,650. As of December 31, 2001, the entire $51,150 of principal and corresponding interest remain outstanding.

         (iii) During 2001, the Company received $30,000 in operating funds from an officer. Under the terms of the note the principal is due in June 2002. The note is non-interest bearing, due on demand and unsecured. However, upon the maturity date of the note, if the principal is not paid in full, a 10% interest payment, in addition to principal, will become due and payable immediately.


         (B) NOTE PAYABLE

         During 2001, the Company received $115,000 in operating funds from an unrelated party. The unsecured note bears interest at 10% and the maturity date was August 31, 2001. As of December 31, 2001, the note was in default. According to the provisions of the note, the Company will accrue interest at $1,500. As of December 31, 2001, the entire $116,500 of principal and interest remain outstanding.


NOTE 9  CONVERTIBLE DEBENTURES


         (A) DEBENTURE OFFERING

         On November 14, 2001, in order to provide working capital, the Company entered into an agreement whereby the Purchaser acquired $300,000 of 6% Convertible Subordinated Debentures, due November 13, 2006.

         Upon recording the convertible debenture, the Company recognized and charged to interest expense, and credited additional paid in capital, a beneficial conversion feature of $62,069. The charge represents the amount by which the market price of the Company's common stock on the commitment date exceeds the conversion price times the number of equivalent shares, which amount to 1,034,483 shares.

         The Purchaser is entitled, at its option, to convert any part of the principal amount of the Debenture, plus accrued interest, into shares (the "Conversion Shares") of the Company's common stock, at the price per share (the "Conversion Price") equal to either (a) an amount equal to 120% of the closing bid price of the Common Stock as listed on a Principal Market, as quoted by Bloomberg L.P. (the "Closing Bid Price"), or (b) an amount equal to 80% of the average of the four lowest Closing Bid Prices of the Common stock for the five trading days immediately preceding the Conversion Date.

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000


         Interest will be paid at the time of maturity or conversion. The Company may elect to pay interest in cash or in the form of Common Stock.


         (B) CONVERSION

         On December 28, 2001, the Holder converted $20,000 of principal into 71,942 shares (See Note 13(A)). Upon conversion, the Company also recorded a beneficial conversion feature by charging to interest expense, and crediting additional paid-in capital, $5,899. The amount represents the amount by which the market price of the Company's common stock on the commitment date exceeds the conversion price times the number of equivalent shares (See Note 18(B)(ii)).


NOTE 10  EQUITY LINE OF CREDIT

         On November 9, 2001, the Company entered into an equity line of credit under which the Company may sell to the investor shares of common stock for a total purchase price of up to $5,000,000. For each share of common stock purchased under the Equity Line of credit, the investor will pay 91% of the average of the 2 lowest closing bid prices on which the common stock is traded for during the five days immediately following the notice date. Unless waived by the investor, the amount of each advance is subject to a monthly maximum advance amount of $208,333.33. The investor is entitled to retain 5% of each advance under the equity line of credit.

         As of December 31, 2001 the Company had not drawn against this equity line of credit.

         For additional activity see Notes 12(A) and 18(C).


NOTE 11  COMMITMENTS AND CONTINGENCIES


         (A) CAPITAL LEASES

         As of December 31, 2001 and 2000 the Company had non-cancelable capital lease agreements. Also see Note 7(B) for loss on impairment.

         Future minimum lease payments under the capital lease are as follows at December 31, 2001:

         Total future minimum lease payments              $         656,158
         Less: interest                                             (95,928)
                                                             ----------------
                                                                    560,230
         Less: current portion                                     (217,379)
                                                             ----------------
         Long-term obligation under capital leases        $         342,851
                                                             ================


         Future minimum lease payments for the capital leases as of December 31, 2001 are as follows:

                             2002                        $          217,379
                             2003                                   133,892
                             2004                                   144,553
                             2005                                    64,406
                             2006                                      -
                                                            -----------------
                                                         $          560,230
                                                            =================

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000


         (B) OPERATING LEASE

         The Company leases its facilities under an operating lease through 2002.

         Future minimum lease payments for the operating lease as of December 31, 2001 are as follows:

                             2002                  $             40,000
                                                      -------------------
                                                   $             40,000
                                                      ===================


         Provided for in the agreement is an option to renew the lease for two periods of three years each. Subsequent to December 2001, the Company elected to renew the lease under the provisions of the current operating lease agreement and will continue to pay a monthly rent of $10,000 as adjusted using the price index from 2001.


         (C) CONSULTING AGREEMENT

         In November 2001, the Company entered into an investor relations services agreement. Under the terms of the agreement, the consultant will receive 50,000 shares of common stock and 200,000 stock options, at a price of $.75 per share, exercisable for two years (See Note 12(A)).

         The 50,000 shares were valued at $.51 per share for a total of $25,500. As of December 31, 2001, the Company recorded a consulting fee of $2,125 and deferred consulting fees of $23,375. These shares were issued in January 2002 (See Note 12(A)).

         For financial statement purposes, the fair market value of the 200,000 stock options granted was estimated on the date of grant using the Black-Scholes option pricing model in accordance with SFAS No. 123 using the following weighted average assumptions: expected dividend yield 0%, risk-free interest rate of 2%, volatility of 164% and expected term of one year. Based on the preceding assumptions, a total value of $51,997 was computed and credited to additional paid-in capital. Additionally, $4,333 was charged to operations and $47,664 was recorded as deferred compensation.

         Also see additional activity in Note 18(D).


         (D) LITIGATION

         In November 2001, an action was filed against the Company regarding alleged deficiencies in the Company's engines and transmissions sold to them. In February 2002, the Company filed a counter claim against the plaintiffs alleging that any damage resulting to the engines was caused by defective or negligent rigging. As of the date of this report, no discovery has been taken and at this time the ultimate resolution to this matter is indeterminable (See Note 3(A)).

         In March 2002, the Company's factor filed an action alleging non-payment under its security agreement against the plaintiff referred to in the preceding paragraph and the Company. The claim against the Company is based upon its execution of recourse commercial paper upon which the Company is secondarily liable. As of the date of this report, no answer has yet been filed in this matter and the ultimate resolution to this matter is indeterminable. As of December 31, 2001, the liability to the factor, in the amount of $219,586 is already reflected on the Company's balance sheet (See Notes 3(A) and (C) and 18(F)).

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000


NOTE 12  STOCKHOLDERS' EQUITY

         (A) ISSUANCE OF COMMON STOCK AND COMMON STOCK TO BE ISSUED

         On December 28, 2001, the Holder converted $20,000 of convertible debentures to 71,492 shares having a fair value of $20,000. The shares were issued on January 2, 2002 and are classified as common stock to be issued (See Notes 9(A) and 18(B)).

         In November 2001, 200,000 shares of Rule 144 restricted common stock were issued, for $50,000, to a consultant for cash.

         In November 2001, 625,000 shares of common stock were issued as compensation to Yorkville Advisors Management LLC to induce the transaction. The shares were valued at $.42 per share for a total amount of $262,500 (See Note 10).

         In November 2001, 20,000 shares of common stock were issued to a consultant for business consulting services at $1.05 per share for a total of $21,000. As of December 31, 2001 the Company recorded a consulting fee of $5,250 and deferred consulting fees of $15,750.

         In November 2001, the Company entered into a consulting agreement to issue 50,000 shares of common stock. The shares were issued in January 2002 and are classified as common stock to be issued (See Note 11(C)).

         In July 2001, 180,000 shares of common stock were issued as a consulting fee at $.63 per share for a total of $113,400.

         On May 15, 2001 35,543 shares of common stock were issued as compensation to an employee $1.16 per share for a total of $41,230. These shares were issued upon the filing of a form S-8 registration statement under the Securities Act of 1933.

         On May 2, 2001, 180,000 restricted shares of common stock were issued as a consulting fee at $1.07 per share for a total of $192,600. Under the terms of the agreement, the consultant would have performed services over a period of seven months. As of June 30, 2001, the Company had recorded a consulting fee expense of $55,028. Effective July 1, 2001, the Company rescinded the consulting contract for nonperformance and as a result, the 180,000 shares of common stock were cancelled and returned to the Company and no additional expense was recorded.

         In February 2001, 125,000 shares of Rule 144 restricted common stock were issued at $2.00 per share, for a total of $250,000, to two officers and one stockholder. These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933.


         (B) PRIVATE PLACEMENT

         As of December 31, 2000 proceeds of $913,000 for 578,359 shares were received from a private placement pursuant to Rule 506 of Regulation D
         Section 4(2) of the Securities Act of 1933.


         (C) STOCK OPTIONS

         On October 7, 1999, the 1999 Stock Option Plan (the "Plan") was adopted by the Board of Directors of the Company and approved by the Company's stockholders. The Plan was developed to provide a means whereby directors, officers, employees of, and certain persons rendering services to the Company or any subsidiary may be granted stock to purchase common stock of the Company.

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000


         The Plan authorizes options up to 500,000 shares of the Company's common stock and is administered by the Board of Directors of the Company or a committee of two or more members of the Board of Directors (the "Plan Committee"). The Company grants incentive and nonqualified stock options. Incentive stock options are only granted to employees of the Company or any subsidiary thereof. The exercise price which is established by the Plan Committee may not be less than 85% of the fair market value of the common stock at the time of grant for nonqualified stock options, may not be less than 100% of the fair market value of the common stock at the time of grant for incentive stock options and may not be less than 110% of the fair market value of the common stock at the time of grant if incentive stock options are granted to employees owning more than ten percent of the total voting power or value of all classes of stock of the Company. The term of the stock options is determined by the Plan Committee and shall not exceed ten years from the date of grant. In the case of incentive stock options which are granted to employees owning more than ten percent of the total voting power or value of all classes of stock of the Company, the term may not exceed five years. During the year ended December 31, 1999, the Company issued 240,000 stock options under the plan to employees and Board of Director members. The Company cancelled 10,000 options under the plan to employees during the year ended December 31, 2000 and also granted 60,000 options under the plan to employees and directors during the year ended December 31, 2000. During 2001, the Company granted 30,000 options under the Plan to employees and directors. Also, the Company cancelled 42,000 options under the plan to employees.

         In accordance with SFAS No. 123, for options issued to employees, the Company applies APB Options No. 25 and related interpretations in accounting for the options issued. Accordingly, compensation costs of
         $7,178 and $11,536 and deferred compensation expense of $1,507 and $8,684 respectively, were recognized as of December 31, 2001 and 2000, computed in accordance with the intrinsic value method. Had compensation cost for the Company's options been determined based on the fair market value of the options at the grant date, consistent with SFAS No. 123, the Company's net loss for the year ended December 31, 2001 and 2000 would have been increased to the pro-forma amounts indicated below.

                                                          2001                      2000
                                                    ------------------       -------------------
       Net loss                As reported       $        (8,534,825)     $         (2,752,608)
                               Pro forma         $        (8,684,259)     $         (3,045,648)

       Net loss per share      As reported       $              (.97)     $              (.343)
                               Pro forma         $              (.99)     $              (.380)


         The effect of applying Statement No. 123 is not likely to be representative of the effects on reported net income for future years due to, among other things, the effects of vesting.

         For financial statement disclosure purposes the fair market value of each stock option granted was estimated on the date of grant using the Black-Scholes Option-Pricing Model in accordance with SFAS No. 123 using the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 3.44% in 2001 and 5.125% in 2000, volatility of 164% in 2001 and 229% in 2000 and expected term of three years in both 2001 and 2000.

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000


         A summary of the options issued to employees and Board of Director members as of December 31, 2001 and 2000 is presented below:

                                                                  2001                              2000
                                                                  ----                              ----
                                                                         Weighted                         Weighted
                                                                          Average                         Average
                                                       Number of         Exercise        Number of        Exercise
                                                        Options            Price          Options           Price
                                                      -------------     ------------    -------------     -----------
       STOCK OPTIONS
        Balance at beginning of period                    290,000    $        2.67          240,000    $       2.77
        Granted                                            30,000             3.25           60,000            3.01
        Cancelled                                         (42,000)           (2.15)         (10,000)          (1.81)
        Exercised                                            -                -                -               -
        Forfeited/expired                                    -                -                -               -
                                                      -------------     ------------    -------------     -----------
        Balance at end of period                          278,000    $        2.16          290,000    $       2.67
                                                      -------------     ------------    -------------     -----------
        Options exercisable at end of period              274,100             3.02          250,626            2.93
                                                      -------------     ------------    -------------     -----------
        Weighted average fair value of options
         granted during the period                                   $        3.25                     $       3.01


         The  following  table  summarizes   information   about  stock  options
         outstanding at December 31, 2001:

                                 Options Outstanding                                      Options Exercisable
       ------------------------------------------------------------------------     ---------------------------------
                                                    Weighted
                                 Number              Average        Weighted           Number             Weighted
            Range Of         Outstanding At        Remaining         Average        Exercisable At         Average
            Exercise          December 31,        Contractual       Exercise         December, 31,        Exercise
              Price               2001                Life            Price              2001               Price
            -----------     -----------------     -------------    ------------     ----------------     ------------
         $       1.81                48,000                 7            1.81               44,000             1.81
         $       3.25               230,000                 3            3.25              230,000             3.25
                            -----------------     -------------    ------------     ----------------     ------------
                                    278,000                 5            3.00              274,100             3.02
                            =================     =============    ============     ================     ============

NOTE 13  INCOME TAXES

         The Company and its subsidiary have elected to file separate tax returns. Income tax expense (benefit) for the years ended December 31, 2001 and 2000 for the parent company is summarized as follows:

                                                       2001                   2000
                                                 ------------------     ------------------
       Current:
       Federal                              $               -       $              -
       State                                                -                      -
       Deferred-Federal and State                     (2,900,200)              (934,900)
       Change in Valuation Allowance                   2,900,200                934,900
                                                 ------------------     ------------------
       Income tax expense (benefit)         $               -       $              -
                                                 ==================     ==================

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000


         The Company's tax expense differs from the "expected" tax expense for the years ended December 31, 2001 and 2000, as follows:

                                                                        2001                   2000
                                                                  ------------------     ------------------
       U.S. Federal income tax provision (benefit)           $          (2,900,200)  $           (934,900)
       Effect of unused net operating loss carryforward                  2,900,200                934,900
                                                                  ------------------     ------------------

                                                             $                -      $               -
                                                                  ==================     ==================

         The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities at December 31 are as follows:

                                                                     2001                   2000
                                                               ------------------     ------------------
       Deferred tax assets:
       Net operating loss carryforward                    $           4,065,100    $         1,164,900
       Less valuation allowance                                      (4,065,100)            (1,164,900)
                                                               ------------------     ------------------

       Net deferred tax assets                            $                -       $              -
                                                               ==================     ==================

         At December 31, 2001, the Company has net operating loss carryforwards of approximately $11,955,700 for U.S. Federal income tax purposes available to offset future taxable income expiring on various dates through 2021.

         The valuation allowance at January 1, 2001 was $1,164,900. The net change in the valuation allowance during the year ended December 31, 2001 was an increase of approximately $2,900,200.


NOTE 14  EXTRAORDINARY ITEM

         In June 2000, the Company's subsidiary confirmed the extinguishment of debts from certain affiliates and a former shareholder, totaling $28,708. As a result, an extraordinary gain was realized during the year ended December 31, 2000 (See Note 16).


NOTE 15  ACQUISITION

         Effective May 28, 1999, the Company acquired the outstanding common stock of IPSL a Nevada corporation, incorporated on April 27, 1998, in exchange for 1,500,000 shares of the Company's common stock. The acquisition was accounted for under the purchase method of accounting and the stock was valued at $7.84 per share, based on the average quoted trading price before and after the purchase was determined and the announcement was made. The resulting purchase price was $11,760,000 and was allocated, based upon an independent appraisal performed for allocation purposes, to the assets acquired and liabilities assumed as follows:

       Marketable securities                            $             637,045
       Inventory                                                    1,018,808
       Special tooling (See Note 7(B))                              9,256,014
       Machinery and equipment (See Note 7(B))                      1,122,509
       Furniture, fixtures, and other (See Note 7(B))                  34,363
       Loan fee payable                                              (200,875)
       Loan to stockholder                                           (107,864)
                                                             ------------------
                                                        $          11,760,000
                                                             ==================

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000


NOTE 16  OTHER RELATED PARTY TRANSACTIONS

         As of December 31, 2000 the Company owed two principal stockholders $28,708. Pursuant to an agreement entered into between IPSL and affiliates of a principal stockholder of IPSL prior to the acquisition the Company owed the affiliates $28,708 at December 31, 1999 relating to prior loans made to the Company. During 2000 the debt was cancelled and recorded as a gain on extinguishment of debt (See Note 14).

         During 2000, the Company received $60,000 in operating funds from two stockholders. In addition, $11,656 of reimbursable expenses was owed to one of the stockholders as of December 31, 2000. All loans from the stockholders were converted to non-interest bearing notes payable due June 30, 2001 (See Note 8(A)(i)).


NOTE 17  GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a loss from current operations of $8,534,825, a negative cash flow from operating activities of $1,126,718 and a working capital deficiency of $725,507 at December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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


NOTE 18  OTHER SUBSEQUENT EVENTS


         (A) NOTE PAYABLE - OFFICER

         During March 2002, the Company received $10,000 in operating funds from an officer. Under the terms of the note, the principal is due in June 2002. The note is non-interest bearing, due on demand and unsecured. However, upon the maturity date of the note, if the principal is not paid in full and the note is in default, a 10% interest payment in addition to principal will become due and payable immediately. In addition, the Company will also issue 42,000 shares of restricted common stock at a time yet to be determined for the working capital funds.


         (B) CONVERTIBLE DEBENTURES

         (i)      On January 2, 2002, the Company issued 71,942 shares of common
                  stock  in  connection   with  the  conversion  of  $20,000  in
                  principal (See Note 9).

         (ii)     During  January,   February  and  March  2002,  an  additional
                  1,013,462 shares of common stock were issued in connection with the conversion of $130,000 in principal (See Note 9).


         (C) EQUITY LINE OF CREDIT

         In January 2002, the Company obtained $50,000 of working capital from its equity line of credit and issued 806,452 shares of common stock (See Note 10).

                  TORQUE ENGINEERING CORPORATION AND SUBSIDIARY
                        NOTES TO CONSOLIDATED STATEMENTS
                        AS OF DECEMBER 31, 2001 AND 2000


         (D) CONSULTING AGREEMENT

         In February 2002, the Company entered into a consulting agreement with an individual to provide business advisory services. Under the Terms of the agreement, the consultant will receive 900,000 shares of common stock, valued at $.09 per share, for a total of $81,000. The term of the agreement is for one year.


         (E) LOANS

         In February 2002, the Company received $25,000 in operating funds from an unrelated individual. In exchange for the loan, the Company issued 105,000 shares of common stock valued at $.08 per share for a total of $8,400. The loan is payable contingent upon the future sales of two manufactured engines.


         (F) FACTOR AGREEMENT

         During March 2002, the two engines previously sold for $219,586 and factored during 2001, which are included in accounts receivable for $125,149, were returned to the Company by the customer (See Notes 3(C) and 11(D)).


         (G) ENGINE SALES

         In February 2002, the Company entered into a sales agreement with a customer to sell two engines for an aggregate of $209,910.